Form 10-Q
period 2014-04-21
Zoe's Kitchen, Inc.
filed 2014-06-05
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended April 21, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-36411

ZOE'S KITCHEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0653504
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5700 Granite Parkway Granite Park Building #2, Suite 455 Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (205) 414-9920

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐  No  ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
On June 5, 2014 there were 19,269,746 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 21, 2014	December 30, 2013
Assets
Current Assets:
Cash and cash equivalents	$44,517	$1,149
Trade accounts receivable, net of allowance for doubtful accounts of $12 at April 21, 2014 and $13 at December 30, 2013	784	583
Other accounts receivable	1,755	1,187
Inventory	1,112	914
Prepaid expenses and other	748	618
Total current assets	48,916	4,451
Property and equipment, net	85,335	78,629
Goodwill	24,226	23,334
Intangibles, net	10,831	11,207
Loan costs, net	—	1,035
Deposits	259	247
Other long-term assets	—	1,034
Total long-term assets	120,651	115,486
Total assets	169,567	119,937
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$—	$1,925
Accounts payable	6,990	6,672
Accrued expenses and other	8,342	6,422
Unearned franchise start up fees	60	40
Total current liabilities	15,392	15,059
Long-term liabilities:
Long-term debt	—	39,475
Deemed landlord financing	18,880	19,893
Deferred rent	10,014	8,156
Deferred income taxes	4,148	3,397
Residual value obligations, net	361	357
Other long-term liabilities	24	21
Total long-term liabilities	33,427	71,299
Total liabilities	48,819	86,358
Commitments and Contingencies (Note 10)
Stockholders' equity
Common stock: $0.01 par value, 135,000,000 shares authorized as of April 21, 2014 and December 30, 2013; 19,269,746 and 12,561,414 issued and outstanding as of April 21, 2014 and December 30, 2013, respectively.	$193	$126
Additional paid-in capital	142,164	45,074
Accumulated deficit	(21,609)	(11,621)
Total stockholders' equity	120,748	33,579
Total liabilities and stockholders' equity	$169,567	$119,937

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Sixteen Weeks Ended
	April 21, 2014	April 22, 2013
Revenue:
Restaurant sales	$46,118	$31,190
Royalty fees	148	189
Total revenue	46,266	31,379
Restaurant operating costs:
Cost of sales (excluding depreciation and amortization)	14,920	10,289
Labor	13,100	8,835
Store operating expenses	8,748	5,955
General and administrative expenses	12,268	3,693
Depreciation	2,413	1,545
Amortization	468	421
Pre-opening costs	816	496
Loss from disposal of equipment	13	49
Total operating expenses	52,746	31,283
Income (loss) from operations	(6,480)	96
Other expenses:
Interest expense, net	1,659	1,216
Loss on extinguishment of debt	978	—
Loss on interest cap	6	24
Total other expenses	2,643	1,240
Loss before provision for income taxes	(9,123)	(1,144)
Provision for income taxes	865	247
Net loss	$(9,988)	$(1,391)
Net loss per share:
Basic	$(0.76)	(0.11)
Diluted	$(0.76)	$(0.11)
Weighted average shares of common stock outstanding:
Basic	13,220,268	12,561,414
Diluted	13,220,268	12,561,414

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2012	$126	$45,000	$(7,906)	$37,220
Equity-based compensation	—	31	—	31
Net loss	—	—	(1,391)	(1,391)
Balances at April 22, 2013	126	45,031	(9,297)	35,860
Equity-based compensation	—	43	—	43
Net loss	—	—	(2,324)	(2,324)
Balances at December 30, 2013	126	45,074	(11,621)	33,579
Issuance of common stock in connection with the IPO, net of transaction expenses	67	90,970	—	91,037
Equity-based compensation	—	6,120	—	6,120
Net loss	—	—	(9,988)	(9,988)
Balances at April 21, 2014	$193	$142,164	$(21,609)	$120,748

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Sixteen Weeks Ended
	April 21, 2014	April 22, 2013
Cash flows from operating activities:
Net loss	$(9,988)	$(1,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,413	1,545
Amortization of intangible assets	468	421
Equity-based compensation	6,120	31
Deferred income taxes	865	247
Amortization of loan costs	77	60
Bad debt expense	5	1
Loss from disposal of equipment	13	49
Accretion of deemed landlord financing	88	173
Loss on extinguishment of debt	978	—
Changes in operating assets and liabilities:
Trade accounts receivable	(206)	(225)
Other accounts receivable	(567)	(439)
Inventory	(184)	(83)
Prepaid expenses and other	(154)	(104)
Accounts payable	1,047	(249)
Accrued expenses and other	1,171	1,246
Deferred rent	1,858	1,155
Unearned franchise start up fees	20	—
Net cash provided by operating activities	4,024	2,437
Cash flows from investing activities:
Purchase of property and equipment	(11,045)	(8,520)
Acquisition purchase price, net of cash acquired	(1,145)	—
Proceeds from sale of property and equipment	43	19
Net cash used in investing activities	(12,147)	(8,501)
Cash flows from financing activities:
Proceeds from line of credit	7,900	6,000
Payments on long-term debt	(49,300)	(313)
Proceeds from issuance of common stock, net of underwriter fees	93,581	—
Payments of costs associated with initial public offering	(989)	—
Proceeds from deemed landlord financing	299	570
Net cash provided by financing activities	51,491	6,257
Net change in cash and cash equivalents	43,368	193
Cash and cash equivalents
Beginning of year	1,149	2,450
End of period	$44,517	$2,643
Supplemental disclosure of cash flow information
Cash paid for interest related to long-term debt	$682	$454
Cash paid for interest related to deemed landlord financing	793	426
Non-cash deemed landlord financing	(1,400)	800
Change in accrued purchases of property and equipment	(626)	832
Accrued costs associated with initial public offering	1,548	—

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us"), primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of April 21, 2014, we operated 109 Company-owned restaurants and six franchise restaurants in 15 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All or our assets are located in the United States.
On April 16, 2014, we completed an initial public offering (the "IPO") of 6,708,332 shares of common stock at a price to the public of $15.00 per share, which included 874,999 shares sold to the underwriters pursuant to their over-allotment option. All share and per share data have been retroactively restated in the accompanying financial statements to give effect to a 125,614.14:1 stock split, which became effective on April 14, 2014. After underwriter discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $91.0 million. A portion of these proceeds were used to repay all of the outstanding borrowings under our Credit Facility (as defined herein, see Note 5).
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America ("GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.
Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Due to the seasonality of our business, results for any interim financial period are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new restaurants.These interim unaudited consolidated financial statements do not represent complete financial statements and should be read in conjunction with our annual financial statements for the year ended December 30, 2013, included in the Company's final prospectus filed on April 14, 2014.
Comprehensive Income (Loss)
Comprehensive income (loss) the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is the same as net loss for all periods presented. Therefore, a separate statement of comprehensive loss is not included in the accompanying consolidated financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of Zoe’s Kitchen, Inc. and its wholly owned subsidiaries, Zoe’s Kitchen USA, LLC and Soho Franchising, LLC. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements presented herein reflect our financial position, results of operations, cash flows and changes in equity in conformity with GAAP.
Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Monday of the calendar year. Fiscal years ended December 29, 2014 and December 30, 2013 consist of 52 weeks. Our first fiscal quarter consists of 16 weeks, and each of our second, third and fourth fiscal quarters consists of 12 weeks, except for a 53-week year when the fourth quarter has 13 weeks.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, such as valuation of long-lived, definite and indefinite-lived assets, estimated useful lives of assets, the reasonably assured lease terms of operating leases, the construction costs of leases where the Company is considered the owner during and after the construction period, allowance for doubtful accounts, the fair value of equity-based compensation, and deferred tax valuation allowances, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
2.    Business Combination
On January 8, 2014, we acquired two franchise restaurants in Mobile, Alabama and Destin, Florida from one of our franchisees which will allow for us to expand our Company-owned operations to these markets. The purchase price for the acquisition was $1.1 million in cash. The acquired restaurants contributed revenues of approximately $0.6 million from acquisition until April 21, 2014.
Goodwill recorded in connection with the acquisition was attributable to synergies expected to arise from cost saving opportunities as well as future expected cash flows. The preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date is as follows (in thousands):

Cash	$2
Inventory	15
Property and equipment	167
Reacquired rights	91
Goodwill	892
Accounts payable	(3)
Royalties payable	(17)
Total purchase price	$1,147
The pro forma impact of the acquisition and the current period results are not presented as it is not considered material to our Consolidated Financial Statements.
3.    Supplemental Information
Property and equipment, net consists of the following (in thousands):

	April 21, 2014	December 30, 2013
Buildings under deemed landlord financing	$14,750	$16,150
Leasehold improvements	58,584	50,587
Machinery and equipment	14,505	12,399
Furniture and fixtures	3,067	2,669
Automobiles	2,678	2,282
Computer equipment	3,850	3,395
Construction in progress	5,184	6,257
Total Property and equipment, gross	102,618	93,739
Less: Accumulated depreciation	(17,283)	(15,110)
Total Property and equipment, net	$85,335	$78,629

Accrued expenses and other consisted of the following (in thousands):

	April 21, 2014	December 30, 2013
Accrued payroll and payroll taxes	$2,557	$2,417
Accrued capital purchases	1,998	1,185
Sales tax payable	1,010	805
Gift certificate payable	394	600
Other accrued expenses	2,383	1,415
Total Accrued expenses and other	$8,342	$6,422
4.    Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.
5.    Bank Line of Credit and Term Loan
We had a credit agreement with a commercial finance company that included a term loan and line of credit (the “Credit Facility”), which were collateralized by a first-priority interest in, among other things, our accounts receivable, general intangibles, inventory, equipment, and furniture and fixtures.
As of December 30, 2013, the term loan and line of credit had a balance of $38.5 million and $2.9 million, respectively. As of December 30, 2013, our interest rate for the term loan and line of credit was calculated based on the 1-month LIBOR (with a floor of 1.0%) plus 4.25%.
On April 16, 2014, we repaid in full our outstanding $37.5 million term loan and $10.8 million line of credit with a portion of the proceeds of our IPO. Upon repayment, the Credit Facility and all related agreements were terminated, including the existing interest rate contract. In addition, we wrote-off all unamortized loan costs, resulting in a loss on extinguishment of debt of $1.0 million.
6.    Equity-based Compensation
In connection with the IPO, we adopted the 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards available to directors, officers and other employees of us and our subsidiaries, as well as others performing consulting or advisory services to us. The number of shares of common stock available for issuance under the 2014 Incentive Plan may not exceed 1,905,799. There were 497,120 stock options granted in the sixteen weeks ended April 21, 2014 with an exercise price equal to the IPO price, $15.00, and a maximum contractual term of ten years, of which 250,000 vested immediately upon completion of the IPO and the remainder of the options will vest in four equal annual installments following the date of the grant. No options were exercised in the sixteen weeks ended April 21, 2014.

The weighted average fair market value of stock options granted in the sixteen weeks ended April 21, 2014 was $5.00 per share, as estimated at the date of grant using the Black-Scholes pricing model using the following assumptions:

Dividend yield	0%
Expected volatility (1)	32.2%
Risk-free rate of return	1.77%
Expected life (in years) (2)	5.6

(1) Expected volatility was based on competitors within the industry.
(2) Expected life was calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, as we do not have sufficient historical data for determining the expected term of our stock option awards.

In addition, we issued 6,666 restricted stock units with a grant value of $15.00 to certain directors at the date of the IPO, which will vest in three equal annual installments following the date of the grant.
Prior to the IPO, certain of our employees had been granted Class B units in Zoe’s Investors, LLC ("Zoe's Investors"), which was our parent company, pursuant to that entity’s limited liability company agreement. As these awards had been granted to employees of the Company, which was a consolidated subsidiary of Zoe’s Investors, the related compensation expense was reflected in the Company’s consolidated financial statements prior to the IPO. Awards granted during 2012 and 2013 are identical to those granted in and prior to 2011 with the exception of a provision that the employee forfeits the 2012 and 2013 awards, vested or unvested, if they terminate their employment with the Company for any reason. There was no compensation expense related to the 2012 and 2013 awards prior to the IPO.
We recognized equity-based compensation as a component of general and administrative expenses of $6.1 million and $0.03 million during the sixteen weeks ended April 21, 2014 and April 22, 2013, respectively. Of the total equity-based compensation recognized in the sixteen weeks ended April 21, 2014, $4.9 million related to accelerated vesting of outstanding equity awards at the IPO and $1.2 million related to stock options granted at the date of the IPO. As of April 21, 2014, total unrecognized compensation expense related to non-vested stock awards, including an estimate for pre-vesting forfeitures, was $1.2 million, which is expected to be recognized over a weighted-average period of 3.9 years.
7.    Earnings Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.
The following table presents the computation of basic and diluted net loss per share for the period indicated:

	Sixteen Weeks Ended
	April 21, 2014	April 22, 2013
Net loss (in thousands):	$(9,988)	$(1,391)
Shares:
Basic and diluted weighted average shares outstanding	13,220,268	12,561,414
Earning per share:
Basic EPS	$(0.76)	$(0.11)
Diluted EPS	$(0.76)	$(0.11)

During the sixteen weeks ended April 21, 2014, 462,403 stock options and 6,295 restricted stock units were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive. During the sixteen weeks ended April 22, 2013, there were no stock options or restricted units excluded from the diluted EPS calculation.
8.    Income Taxes
Provision for income taxes was $0.9 million and $0.2 million for the sixteen weeks ended April 21, 2014 and April 22, 2013, respectively.The effective tax rate was (9.5)% and (21.6)% for the sixteen weeks ended April 21, 2014 and April 22, 2013, respectively. Our quarterly provision for income taxes is measured using an estimated effective tax rate for the period. The comparison of our effective rate between periods is significantly impacted by the additional expenses incurred as a result of the IPO, including equity-based compensation expense (See Note 6).
Our IPO, as well as other transactions, can change the aggregate ownership of certain shareholders, that could cause a shift in the ownership of the Company which pursuant to Internal Revenue Code Section 382, could then limit on an annual basis the Company’s ability to utilize its U.S. Federal NOL carryovers (and possibly state NOL carryovers as well). If that occurred, the Company’s NOLs would continue to be available to offset taxable income and tax liabilities in future years (until such NOLs are either used or expire) subject to any Section 382 annual limitation.

9.    Related Party Transactions
Corporate Development and Administrative Services Agreement
Prior to the IPO, Zoe’s Investors, terminated the Corporate Development and Administrative Services Agreement with Brentwood Private Equity IV, LLC ("Brentwood"), an owner of membership interests in Zoe’s Investors, the previous sole shareholder. Under the terms of the agreement, Brentwood provided assistance in the corporate development activities and our business growth efforts. As consideration for services provided, we provided reimbursement for business expenses related to performance of this agreement and an annual consulting fee based on Adjusted EBITDA as defined in the agreement. During the sixteen weeks ended April 21, 2014 and April 22, 2013, we expensed approximately $0.1 million and $0.03 million, respectively, related to this agreement.
10.    Commitments and Contingencies
Franchise Agreement
Our franchise agreement, which requires the franchisees to remit continuing royalty fees at a specified percentage of the franchisee’s gross sales revenue, provides that we as franchisor, or our authorized representative, will: (a) provide franchisee with written schedules of all foods, food products, beverages, and other items for sale, and the furniture, fixtures, supplies and equipment necessary and required for the operation of the restaurant; (b) provide franchisee with a list of approved suppliers for the products and services necessary and required for the restaurant; (c) upon the reasonable written request of franchisee, render reasonable advisory services by telephone or in writing pertaining to the operation of the restaurant; (d) provide franchisee with a sample of the standard Zoës Kitchen menu, and any modifications to the menu; (e) loan franchisee a copy of the System’s operating manual and any supplements to the manual that may be published by us; and, (f) provide franchisee the opportunity to participate in group purchasing programs that we may use, develop, sponsor or provide on terms and conditions determined solely by us. In addition, as a condition to the commencement of business by the franchisee, the franchisee must attend and successfully complete our training program.
Litigation
We are involved in certain litigation and claims arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the financial position or results of our operations.

Other
In connection with the IPO, the Company entered into Employment Agreements with two of its executives, superseding their existing employment agreements as discussed in our final prospectus filed on April 14, 2014. The Employment Agreements have an initial term of three years, with subsequent one year extensions unless terminated by the Company or the executive. Under both Employment Agreements, if the executive’s employment is terminated without "cause" or by the executive with "good reason", the executive is entitled to the following severance payments: a) 12 months of continued base salary; b) 12 months of continued health plan coverage, provided the executive continues to pay the relevant employee portion on an after-tax basis that was being paid prior to termination and provided that such coverage will cease if the executive obtains coverage through a new employer; c) a prorated annual bonus amount based on actual performance and prorated vesting of any incentive equity shares that would have otherwise vested in the 12-month period following termination. The severance payments are conditioned upon the executive entering into a general release in favor of the Company and our affiliates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our final prospectus filed on April 14, 2014.
In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions set forth under the sections entitled "Risk Factors" and "Forward-Looking Statements" as filed in our final prospectus. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section entitled "Risk Factors" in our final prospectus filed on April 14, 2014.
Overview
Zoës Kitchen is a fast growing, fast casual restaurant concept serving a distinct menu of fresh, wholesome, Mediterranean-inspired dishes delivered with Southern hospitality. Founded in 1995 by Zoë and Marcus Cassimus in Birmingham, Alabama, Zoës Kitchen is a natural extension of Zoë Cassimus' lifetime passion for cooking Mediterranean meals for family and friends. Since opening our first restaurant, we have never wavered from our commitment to make our food fresh daily and to serve our customers in a warm and welcoming environment. We believe our brand delivers on our customers' desire for freshly-prepared food, convenient, unique and high-quality experiences and their commitment to family, friends and enjoying every moment.
Growth Strategies and Outlook
We plan to execute the following strategies to continue to enhance our brand awareness and grow our revenue and achieve profitability:

•	grow our restaurant base;

•	increase our comparable restaurant sales; and

•	improve our margins and leverage infrastructure.
We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 115 restaurants in 15 states as of April 21, 2014. We opened 13 Company-owned restaurants and acquired two franchise restaurants during the sixteen weeks ended April 21, 2014. We plan to open 28 to 30 restaurants in 2014, including the restaurants opened in the sixteen weeks ended April 21, 2014. We expect to double our restaurant base in the next four years. To increase comparable restaurant sales, we plan to heighten brand awareness to drive new customer traffic, increase existing customer frequency and grow our catering business. We believe we are well positioned for future growth with a developed infrastructure capable of supporting a restaurant base that is greater than our existing footprint. Additionally, we believe we have an opportunity to optimize costs and achieve profitability as we benefit from economies of scale.
Key Events
Franchise acquisitions.    Since the beginning of 2009, we have acquired eight franchise restaurants. In November 2011, we acquired three franchise restaurants in Houston, Texas; in August 2012, we acquired three franchise restaurants in South Carolina, with two restaurants located in Columbia and one restaurant in Greenville; and in January 2014, we acquired two franchise restaurants, with one located in Mobile, Alabama and one located in Destin, Florida.
Initial Public Offering. On April 16, 2014, we completed our initial public offering ("IPO") of 6,708,332 shares of common stock at a price to the public of $15.00 per share, which included 874,999 shares of common stock sold to the underwriters pursuant to their over-allotment option. After underwriters discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $91.0 million. A portion of these proceeds were used to repay all of the outstanding line of credit and term loan (the "Credit Facility"). We intend to use the remainder of the proceeds to support our growth, primarily through opening new restaurants and for working capital and general corporate expenses.

As a result of the IPO and the repayment of our outstanding debt, we expect to benefit from savings on interest expense and management fees that we incurred as a private company, but will also expect to incur incremental costs as a public company. Incremental public company costs include legal, accounting, insurance and other compliance costs. We will continue to use our operating cash flows to fund capital expenditures to support restaurant growth as well as to invest in our existing restaurants, infrastructure and information technology. See "Liquidity and Capital Resources."
Further, in connection with the IPO, we incurred $6.1 million of equity-based compensation expenses, which includes $4.9 million related to accelerated vesting of outstanding equity awards at the IPO and $1.2 million related to stock options granted at the date of the IPO. The financial impact of the IPO will affect the comparability of our post-IPO financial performance to our pre-IPO financial performance.
Key Measures We Use to Evaluate Our Performance
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are restaurant sales, comparable restaurant sales growth, AUVs, restaurant contribution, number of new restaurant openings and Adjusted EBITDA.
Restaurant Sales
Restaurant sales represents sales of food and beverages in Company-owned restaurants. Several factors affect our restaurant sales in any given period including the number of restaurants in operation and per restaurant sales.
Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for 18 periods or longer. As of April 21, 2014 and April 22, 2013, there were 63 and 43 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
Comparable restaurant sales growth is generated by an increase in customer traffic or changes in per customer spend. Per customer spend can be influenced by changes in menu prices and/or the mix and number of items sold per check.
Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	overall economic trends, particularly those related to consumer spending;

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

•	pricing;

•	customer traffic;

•	per customer spend and average check amount;

•	marketing and promotional efforts;

•	local competition;

•	trade area dynamics;

•	introduction of new menu items; and

•	opening of new restaurants in the vicinity of existing locations.
Consistent with common industry practice, we present comparable restaurant sales on a calendar-adjusted basis that aligns current year sales weeks with comparable periods in the prior year, regardless of whether they belong to the same fiscal period or not. Since opening new Company-owned restaurants will be a significant component of our revenue growth, comparable restaurant sales is only one measure of how we evaluate our performance.
Average Unit Volumes (AUVs)
AUVs consist of the average sales of all Company-owned restaurants that have been open for a trailing 52-week period or longer. For purposes of AUV calculations, the fifty-third week in 2012 has been excluded. AUVs allow management to assess changes in consumer traffic and per customer spending patterns at our restaurants.

Restaurant Contribution
Restaurant contribution is defined as restaurant sales less restaurant operating costs, which are cost of sales, labor and store operating expenses. We expect restaurant contribution to increase in proportion to the number of new Company-owned restaurants we open and our comparable restaurant sales growth. Fluctuations in restaurant contribution margin can also be attributed to those factors discussed below for the components of restaurant operating costs.
Number of New Restaurant Openings
The number of Company-owned restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new Company-owned restaurants, we incur pre-opening costs. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 12 to 24 weeks of operation, at which time the restaurant's sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers' limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our Company-owned and franchise restaurant base:

	Sixteen Weeks Ended
	April 21, 2014	April 22, 2013
Company-Owned Restaurant Base
Beginning of period	94	67
Openings	13	9
Franchisee Acquisitions	2	—
Restaurants at end of period	109	76
Franchise Restaurant Base
Beginning of period	8	8
Openings	—	—
Franchisee Acquisitions	(2)	—
Restaurants at end of period	6	8
Total restaurants	115	84

Key Financial Definitions
Restaurant sales.    Restaurant sales represent sales of food and beverages in Company-owned restaurants, net of promotional allowances and employee meals. Restaurant sales in a given period are directly impacted by the number of operating weeks in the period, the number of restaurants we operate and comparable restaurant sales growth.
Royalty and franchise fees. Royalty and Franchise fees represent royalty income from franchisees and initial franchise start up fees.
Cost of sales.    Cost of sales consists primarily of food, beverage and packaging costs. The components of cost of sales are variable in nature, change with sales volume and are influenced by menu mix and subject to increases or decreases based on fluctuations in commodity costs.
Labor.    Labor includes all restaurant-level management and hourly labor costs, including salaries, wages, benefits and bonuses, payroll taxes and other indirect labor costs.
Store operating expenses.    Store operating expenses include all other restaurant-level operating expenses, such as supplies, utilities, repairs and maintenance, travel costs, credit card fees, recruiting, delivery service, restaurant-level marketing costs, security and occupancy expenses.

General and administrative expenses.    General and administrative expenses include expenses associated with corporate and regional functions that support the development and operations of restaurants, including compensation and benefits, travel expenses, stock compensation costs, legal and professional fees, advertising costs, information systems, corporate office rent and other related corporate costs.
Depreciation.    Depreciation consists of depreciation of fixed assets, including equipment and capitalized leasehold improvements.
Amortization.    Amortization consists of amortization of certain intangible assets including franchise agreements, trademarks, reacquired rights and favorable leases.
Pre-opening costs.    Pre-opening costs consist of expenses incurred prior to opening a new restaurant and are made up primarily of manager salaries, relocation costs, supplies, recruiting expenses, employee payroll and training costs. Pre-opening costs also include occupancy costs recorded during the period between date of possession and the restaurant's opening date.
Loss (gain) from disposal of equipment.    Loss (gain) from disposal of equipment is composed of the loss (gain) on disposal of assets related to retirements and replacements of leasehold improvements or equipment and impairment charges. These losses (gains) are related to normal disposals in the ordinary course of business, along with disposals related to selected restaurant remodeling activities.
Loss on extinguishment of debt.    Loss on extinguishment of debt consists of the write-off of unamortized loan costs and other fees, following the repayment of our Credit Facility.
Interest expense.    Interest expense includes cash and imputed non-cash charges related to our deemed landlord financing, non-cash charges related to our residual value obligations, amortization of debt issue costs as well as cash payments and accrued charges related to our Credit Facility.
Provision for income taxes.    Provision for income taxes represents federal, state and local current and deferred income tax expense.

Consolidated Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales.

	Sixteen Weeks Ended
	April 21, 2014	April 22, 2013
Revenue:
Restaurant sales	99.7%	99.4%
Royalty fees	0.3%	0.6%
Franchise fees	—%	—%
Total revenue	100.0%	100.0%
Restaurant operating costs (1):
Cost of sales (excluding depreciation and amortization)	32.4%	33.0%
Labor	28.4%	28.3%
Store operating expenses	19.0%	19.1%
General and administrative expenses	26.5%	11.8%
Depreciation	5.2%	4.9%
Amortization	1.0%	1.3%
Pre-opening costs	1.8%	1.6%
Loss from disposal of equipment	—%	0.2%
Total operating expenses	114.0%	99.7%
Income (loss) from operations	(14.0)%	0.3%
Other expenses:
Interest expense, net	3.6%	3.9%
Loss on extinguishment of debt	2.1%	—%
Loss on interest cap	—%	0.1%
Total other expenses	5.7%	4.0%
Loss before provision for income taxes	(19.7)%	(3.6)%
Provision for income taxes	1.9%	0.8%
Net loss	(21.6)%	(4.4)%

(1) As a percentage of restaurant sales.

Sixteen Weeks Ended April 21, 2014 Compared to Sixteen Weeks Ended April 22, 2013
The following table presents selected consolidated comparative results of operations from our unaudited consolidated financial statements for the sixteen weeks ended April 21, 2014 compared to the sixteen weeks ended April 22, 2013:

	Sixteen Weeks Ended
	April 21, 2014	April 22, 2013	Increase / (Decrease)
			Dollars	Percentage
	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$46,118	$31,190	$14,928	47.9%
Royalty fees	148	189	(41)	(21.7)%
Total revenue	46,266	31,379	14,887	47.4%
Operating expenses:
Restaurant operating costs:
Cost of sales (excluding depreciation and amortization)	14,920	10,289	4,631	45.0%
Labor	13,100	8,835	4,265	48.3%
Store operating expenses	8,748	5,955	2,793	46.9%
General and administrative expenses	12,268	3,693	8,575	232.2%
Depreciation	2,413	1,545	868	56.2%
Amortization	468	421	47	11.2%
Pre-opening costs	816	496	320	64.5%
Loss from disposal of equipment	13	49	(36)	(73.5)%
Total operating expenses	52,746	31,283	21,463	68.6%
Income (loss) from operations	(6,480)	96	(6,576)	*
Other expenses:
Interest expense, net	1,659	1,216	443	36.4%
Loss on extinguishment of debt	978	—	978	*
Loss on interest cap	6	24	(18)	(75.0)%
Total other expenses	2,643	1,240	1,403	113.1%
Loss before provision for income taxes	(9,123)	(1,144)	(7,979)	697.5%
Provision for income taxes	865	247	618	250.2%
Net loss	$(9,988)	$(1,391)	$(8,597)	618.0%
*Not meaningful.
Restaurant sales.    The following table summarizes the growth in restaurant sales from the sixteen weeks ended April 22, 2013 to the sixteen weeks ended April 21, 2014:

(in thousands)
Restaurant sales for sixteen weeks ended April 22, 2013	$31,190
Incremental restaurant sales increase due to:
Comparable restaurant sales	1,540
Restaurants not in Comparable restaurant base	13,388
Restaurant sales for sixteen weeks ended April 21, 2014	$46,118

Restaurant sales increased by $14.9 million, or 47.9%, in the first sixteen weeks of 2014 compared to the first sixteen weeks of 2013. Restaurants not in the comparable restaurant base and other sales accounted for $13.4 million of this increase. The balance of the growth was due to an increase in comparable restaurant sales of $1.5 million, or 5.7%, in the first sixteen weeks of 2014, comprised primarily of increased customer traffic and product mix at our comparable restaurants.

Franchise and royalty fees.    Royalty fees decreased by $0.04 million, or 21.7%, in the first sixteen weeks of 2014 compared to the first sixteen weeks of 2013. The decrease was primarily attributable to the acquisition of the Destin, Florida and Mobile, Alabama franchise restaurants in January 2014, which resulted in lower royalty fees in the first sixteen weeks of 2014. We recognized no franchise fees for the first sixteen weeks of 2014 or 2013.
Cost of sales.    Cost of sales increased $4.6 million in the first sixteen weeks of 2014 compared to the first sixteen weeks of 2013, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 33.0% in the first sixteen weeks of 2013 to 32.4% in the first sixteen weeks of 2014. This decrease was primarily driven by lower raw material costs in produce, dry goods and paper; offset by higher costs in beef, poultry and seafood.
Labor.    Labor increased by $4.3 million in the first sixteen weeks of 2014 compared to the first sixteen weeks of 2013, due primarily to 13 new Company-owned restaurants opening in the first sixteen weeks of 2014 and two acquired franchise restaurants in the same period. As a percentage of restaurant sales, labor increased from 28.3% in the first sixteen weeks of 2013 to 28.4% in the first sixteen weeks of 2014. The increase in labor percentage was driven by the opening of new restaurants.
Store operating expenses.    Store operating expenses increased by $2.8 million in the first sixteen weeks of 2014 compared to the first sixteen weeks of 2013, due primarily to 13 new Company-owned restaurants opening in the first sixteen weeks of 2014 and to two franchise restaurants acquired in the same period. As a percentage of restaurant sales, store operating expense decreased from 19.1% in the first sixteen weeks of 2013 to 19.0% in the first sixteen weeks of 2014. The decrease in store operating expenses was primarily attributable to leveraging fixed costs on higher sales volumes.
General and administrative expenses.    General and administrative expenses increased by $8.6 million in the first sixteen weeks of 2014 compared to the first sixteen weeks of 2013. The increase was driven by a $6.1 million increase in equity-based compensation expense due to the accelerated vesting of stock and stock options as of the date of the IPO, $0.6 million of additional accounting expense and $0.4 million of non-capitalized IPO-related expense. Other costs increased primarily due to costs associated with supporting an increased number of restaurants. As a percentage of revenue, general and administrative expenses increased from 11.8% in the first sixteen weeks of 2013 to 26.5% in the first sixteen weeks of 2014. General and administrative expenses includes $0.1 million and $0.1 million of management and consulting fees in the first sixteen weeks of 2014 and 2013, respectively.
Depreciation.    Depreciation increased by $0.9 million in the first sixteen weeks of 2014 compared to the first sixteen weeks of 2013, due primarily to 13 new Company-owned restaurants opening in the first sixteen weeks of 2014 and two franchise stores acquired. As a percentage of revenue, depreciation increased from 4.9% in the first sixteen weeks of 2013 to 5.2% in the first sixteen weeks of 2014, due to slightly higher build-out costs.
Amortization.    Amortization increased by $0.05 million in the first sixteen weeks of 2014 compared to the first sixteen weeks of 2013, due primarily to the increased amortization of the reacquired rights intangible asset and accelerated amortization of the franchise agreement intangible asset related to the January 2014 acquisition of the Destin, Florida and Mobile, Alabama franchise restaurants.
Pre-opening costs.    Pre-opening costs increased by $0.3 million in the first sixteen weeks of 2014 compared to the first sixteen weeks of 2013, due primarily to 13 new Company-owned restaurants opening in the first sixteen weeks of 2014 compared to nine new Company-owned restaurants in the first sixteen weeks of 2013.
Loss from disposal of equipment.    Loss from disposal of equipment decreased by $0.04 million in the first sixteen weeks of 2014 compared to the first sixteen weeks of 2013.
Interest expense.    Interest expense increased by $0.4 million in the first sixteen weeks of 2014 compared to the first sixteen weeks of 2013, due primarily to $0.2 million in incremental interest expense under our Credit Facility to fund our capital expenditures. Interest from deemed landlord financing increased $0.2 million.
Provision for income taxes.    Provision for income taxes increased by $0.6 million in the first sixteen weeks of 2014 compared to the first sixteen weeks of 2013. Tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the tax liability cannot offset deferred tax assets.  In the sixteen weeks ended April 21, 2014 two events occurred that caused the provision to be higher.  First, our goodwill increased in connection with the acquisition of two franchise locations in Destin, Florida and Mobile, Alabama.  Second, our loss before provision for income taxes is higher in the first sixteen weeks of 2014 than we anticipate it being for the entire fiscal year of 2014.  When applying our effective tax rate for the year this causes us to take a large tax expense in the first quarter which will be followed by a reduction of tax expense the remainder of the year.

Adjusted EBITDA
EBITDA is defined as net loss before interest, income taxes and depreciation and amortization.
Adjusted EBITDA is defined as EBITDA plus equity-based compensation expense, management and consulting fees, asset disposals, loss on interest cap, loss on extinguishment of debt, non-capitalized IPO-related expenses and pre-opening costs. Adjusted EBITDA is intended as a supplemental measure of our performance that is not required by, or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company's financial measures with other fast casual restaurants, which may present similar non-GAAP financial measures to investors. In addition, you should be aware when evaluating EBITDA and Adjusted EBITDA that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion. Moreover, our definitions of EBITDA and Adjusted EBITDA as presented are not the same as these or similar terms in the applicable covenants of our Credit Facility.
Our management does not consider EBITDA or Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of EBITDA and Adjusted EBITDA is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company's financial statements. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•
equity-based compensation expense is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;

•	Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the first sixteen weeks of 2014 and 2013:

	Sixteen Weeks Ended
	April 21, 2014	April 22, 2013
	(Dollars in thousands)
Adjusted EBITDA:
Net loss, as reported	$(9,988)	$(1,391)
Depreciation and amortization	2,881	1,966
Interest expense, net	1,659	1,216
Provision for income taxes	865	247
EBITDA	(4,583)	2,038
Asset disposals and loss on interest cap (1)	19	73
Management and consulting fees (2)	113	62
Equity-based compensation expense	6,120	31
Loss on extinguishment of debt	978	—
Pre-opening costs (3)	816	496
IPO-related expenses (4)	384	—
Adjusted EBITDA	$3,847	$2,700

(1) Represents costs related to gain or loss on disposal of property and equipment and loss on interest cap.
(2) Represents fees payable to Brentwood Associates pursuant to the Corporate Development and Administrative Services Agreement dated October 31, 2007, and fees payable to Greg Dollarhyde pursuant to a consulting agreement entered into on March 22, 2011. Both agreements were terminated prior to the completion of the IPO.

(3) Represents expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
(4) Represents fees and expenses that were incurred, but not capitalized, in relation to our IPO completed on April 16, 2014.

Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
We have continued to experience positive trends in consumer traffic and increases in comparable restaurant sales, operating cash flows and restaurant contribution margin. However, the restaurant industry continues to be challenged, and uncertainty exists as to the sustainability of these favorable trends. We have continued to implement various cost savings initiatives, including savings in our food costs through waste reduction and efficiency initiatives in our supply chain and labor costs. We have developed new menu items to appeal to consumers and used marketing campaigns to promote these items.
We believe that cash and cash equivalents and expected cash flow from operations are adequate to fund operating lease obligations, capital expenditures and working capital obligations for the next 13 periods. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. See "Risk Factors—Risks Related to Our Business and Industry—We expect to need capital in the future, and we may not be able to generate sufficient cash flow or raise capital on acceptable terms to meet our needs" as filed under our final prospectus as filed on April 14, 2014.

Summary of Cash Flows
Following the IPO, our primary sources of liquidity and cash flows are operating cash flows and the net proceeds from the sale of 6,708,332 shares of common stock after repayment of our Credit Facility. We will use these sources to fund capital expenditures for new Company-owned restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 20 days to pay our vendors.

	Sixteen Weeks Ended
	April 21, 2014	April 22, 2013
	(Dollars in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$4,024	$2,437
Net cash used in investing activities	(12,147)	(8,501)
Net cash provided by financing activities	51,491	6,257

Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased to $4.0 million for the sixteen weeks ended April 21, 2014 from $2.4 million for the sixteen weeks ended April 22, 2013. Operating assets and liabilities increased by $1.7 million, primarily due to an increase of $1.3 million in accounts payable relating to an increase in the number of restaurants under construction. Additionally, deferred rent increased $0.7 million due to new Company-owned restaurant openings. These increases were offset by increased general and administrative expenses.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased to $12.1 million for the sixteen weeks ended April 21, 2014 from $8.5 million for the sixteen weeks ended April 22, 2013. The increase was primarily due to construction costs for 13 new Company-owned restaurants opened in the sixteen weeks ended April 21, 2014 compared to 9 new Company-owned restaurants opened during the sixteen weeks ended April 22, 2013, as well as capital expenditures for future restaurant openings, maintaining our existing restaurants and certain other projects, including the acquisition of two franchise stores in the sixteen weeks ended April 21, 2014.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities increased to $51.5 million for the sixteen weeks ended April 21, 2014 from $6.3 million for the sixteen weeks ended April 22, 2013, primarily due to $92.6 million in net proceeds from the sale of common stock in our IPO offset by $47.1 million of net payments on our Credit Facility which was repaid in full following the IPO.
Credit Facility
On April 16, 2014, we repaid all outstanding borrowings under our existing Credit Facility and at April 21, 2014, we no longer have a Credit Facility.
Off-Balance Sheet Arrangements
At April 21, 2014, we did not have any off-balance sheet arrangements, except for restaurant leases.
Critical Accounting Policies and Estimates
Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates.

We believe our critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable. Our critical accounting polices and estimates are described in our annual consolidated financial statements and the related notes in our final prospectus filed on April 14, 2014.
JOBS Act
On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an emerging growth company we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor's attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer's compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
On April 16, 2014, we repaid all outstanding borrowings under our existing Credit Facility and at April 21, 2014, we no longer have a Credit Facility.
Commodity Price Risk
We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements we use contain risk management techniques designed to minimize price volatility. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of Company-owned restaurant sales.
Item 4. Controls and Procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of April 21, 2014 because of the material weakness in our internal control over financial reporting as previously discussed in our final prospectus filed on April 14, 2014, related to the lack of adequate accounting policies and procedures. We are continuing to take the necessary steps to remediate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of April 21, 2014. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our final prospectus filed on April 14, 2014.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Use of Proceeds from Initial Public Offering of Common Stock
On April 10, 2014, we priced the initial public offering of our common stock pursuant to a Registration Statement (File No. 333-194457), that was declared effective on April 10, 2014. The offering closed on April 16, 2014. Under the Registration Statement, we registered, issued and sold 6,708,332 shares of our common stock, including 874,999 shares pursuant to the underwriters over-allotment option, at a price to the public of $15.00 per share for an aggregate offering price of $100.6 million.
We received net proceeds in the offering, including the exercise of the underwriters option, of approximately $91.0 million after deducting underwriting discounts and commissions of approximately $7.0 million and offering related expenses of $2.5 million. Other than these payments, we did not make any payments of expenses in connection with the offering to directors, officers or persons owning ten percent or more of any class of our equity securities, or to their associates, or to our affiliates. A portion of the net proceeds were used to repay our Credit Facility and the balance will be used to support our growth, primarily through opening new restaurants and for working capital and general corporate expenses.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
** Furnished with this Quarterly Report. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934. the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 5, 2014

ZOE'S KITCHEN, INC.

By:	/s/ Kevin Miles
Name: Kevin Miles
Title: President and Chief Executive Officer

By:	/s/ Jason Morgan
Name: Jason Morgan
Title: Chief Financial Officer