Form 10-Q
period 2014-07-14
Zoe's Kitchen, Inc.
filed 2014-08-28
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 14, 2014
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
Registrant’s telephone number, including area code: (205) 414-9920
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
On August 28, 2014 there were 19,269,746 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 14, 2014	December 30, 2013
Assets
Current Assets:
Cash and cash equivalents	$42,827	$1,149
Trade accounts receivable, net of allowance for doubtful accounts of $9 at July 14, 2014 and $13 at December 30, 2013	835	583
Other accounts receivable	1,458	1,187
Inventory	1,174	914
Prepaid expenses and other	1,430	618
Total current assets	47,724	4,451
Property and equipment, net	90,935	78,629
Goodwill	24,226	23,334
Intangibles, net	10,516	11,207
Loan costs, net	—	1,035
Deposits	276	247
Other long-term assets	—	1,034
Total long-term assets	125,953	115,486
Total assets	173,677	119,937
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$—	$1,925
Accounts payable	6,542	6,672
Accrued expenses and other	8,429	6,422
Unearned franchise start-up fees	60	40
Total current liabilities	15,031	15,059
Long-term liabilities:
Long-term debt	—	39,475
Deemed landlord financing	20,571	19,893
Deferred rent	11,723	8,156
Deferred income taxes	4,039	3,397
Residual value obligations, net	347	357
Other long-term liabilities	27	21
Total long-term liabilities	36,707	71,299
Total liabilities	51,738	86,358
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock: $0.01 par value, 135,000,000 shares authorized as of July 14, 2014 and December 30, 2013; 19,269,746 and 12,561,414 issued and outstanding as of July 14, 2014 and December 30, 2013, respectively.	$193	$126
Additional paid-in capital	142,236	45,074
Accumulated deficit	(20,490)	(11,621)
Total stockholders' equity	121,939	33,579
Total liabilities and stockholders' equity	$173,677	$119,937

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 14, 2014	July 15, 2013	July 14, 2014	July 15, 2013
Revenue:
Restaurant sales	$41,761	$27,028	$87,879	$58,218
Royalty fees	127	158	275	347
Total revenue	41,888	27,186	88,154	58,565
Restaurant operating costs:
Cost of sales (excluding depreciation and amortization)	14,243	9,072	29,163	19,361
Labor	11,367	7,541	24,467	16,376
Store operating expenses	7,314	4,871	16,062	10,826
General and administrative expenses	4,465	2,492	16,733	6,185
Depreciation	2,088	1,324	4,501	2,869
Amortization	314	316	782	737
Pre-opening costs	443	245	1,259	741
Loss from disposal of equipment	38	81	51	130
Total operating expenses	40,272	25,942	93,018	57,225
Income (loss) from operations	1,616	1,244	(4,864)	1,340
Other expenses:
Interest expense, net	621	912	2,280	2,128
Loss on extinguishment of debt	—	—	978	—
(Gain) loss on interest cap	—	(15)	6	9
Total other expenses	621	897	3,264	2,137
Income (loss) before provision for income taxes	995	347	(8,128)	(797)
Provision (benefit) for income taxes	(124)	(76)	741	171
Net income (loss)	$1,119	$423	$(8,869)	$(968)
Net income (loss) per share:
Basic	$0.06	$0.03	$(0.56)	$(0.08)
Diluted	$0.06	$0.03	$(0.56)	$(0.08)
Weighted average shares of common stock outstanding:
Basic	19,269,746	12,561,414	15,812,901	12,561,414
Diluted	19,477,864	12,561,414	15,812,901	12,561,414

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2012	$126	$45,000	$(7,906)	$37,220
Equity-based compensation	—	45	—	45
Net loss	—	—	(968)	(968)
Balances at July 15, 2013	126	45,045	(8,874)	36,297
Equity-based compensation	—	29	—	29
Net loss	—	—	(2,747)	(2,747)
Balances at December 30, 2013	126	45,074	(11,621)	33,579
Issuance of common stock in connection with the IPO, net of transaction expenses	67	90,970	—	91,037
Equity-based compensation	—	6,192	—	6,192
Net loss	—	—	(8,869)	(8,869)
Balances at July 14, 2014	$193	$142,236	$(20,490)	$121,939

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Twenty-eight Weeks Ended
	July 14, 2014	July 15, 2013
Cash flows from operating activities:
Net loss	$(8,869)	$(968)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,501	2,869
Amortization of intangible assets	782	737
Equity-based compensation	6,192	45
Deferred income taxes	741	171
Amortization of loan costs	77	105
Bad debt expense	5	8
Loss from disposal of equipment	51	130
Accretion of deemed landlord financing	129	221
Loss on extinguishment of debt	978	—
Changes in operating assets and liabilities:
Trade accounts receivable	(258)	(248)
Other accounts receivable	(270)	331
Inventory	(246)	(105)
Prepaid expenses and other	(852)	(295)
Accounts payable	2,124	868
Accrued expenses and other	2,157	855
Deferred rent	3,567	1,468
Net cash provided by operating activities	10,809	6,192
Cash flows from investing activities:
Purchase of property and equipment	(18,007)	(14,027)
Acquisition purchase price, net of cash acquired	(1,145)	—
Proceeds from sale of property and equipment	79	41
Net cash used in investing activities	(19,073)	(13,986)
Cash flows from financing activities:
Proceeds from line of credit	7,900	8,000
Payments on long-term debt	(49,300)	(625)
Proceeds from issuance of common stock, net of underwriter fees	93,581	—
Payments of costs associated with initial public offering	(2,538)	—
Proceeds from deemed landlord financing	299	652
Net cash provided by financing activities	49,942	8,027
Net change in cash and cash equivalents	41,678	233
Cash and cash equivalents:
Beginning of year	1,149	2,450
End of period	$42,827	$2,683
Supplemental disclosure of cash flow information:
Cash paid for interest related to long-term debt	$812	$966
Cash paid for interest related to deemed landlord financing	1,433	790
Non-cash deemed landlord financing	250	2,450
Change in accrued purchases of property and equipment	(1,459)	45

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us"), primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of July 14, 2014, we operated 116 Company-owned restaurants and six franchise restaurants in 15 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All or our assets are located in the United States.
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
Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Due to the seasonality of our business, results for any interim financial period are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new restaurants. These interim unaudited consolidated financial statements do not represent complete financial statements and should be read in conjunction with our annual financial statements for the year ended December 30, 2013, included in the Company's final prospectus filed on August 15, 2014.
Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is the same as net loss for all periods presented. Therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, such as valuation of long-lived, definite and indefinite-lived assets, estimated useful lives of assets, the reasonably assured lease terms of operating leases, the construction costs of leases where the Company is considered the owner during and after the construction period, allowance for doubtful accounts, the fair value and forfeiture rates related to equity-based compensation, and deferred tax valuation allowances, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update is effective in fiscal periods beginning after December 15, 2016 and early application is not permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial position and results of operations.
In April 2014, the FASB issued ASU, 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This update is effective in fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 is not expected to have a significant impact on our consolidated financial position or results of operations.
2.    Business Combination
On January 8, 2014, we acquired two franchise restaurants in Mobile, Alabama and Destin, Florida from one of our franchisees which will allow for us to expand our Company-owned operations to these markets. The purchase price for the acquisition was $1.1 million in cash. The acquired restaurants contributed revenues of approximately $0.6 million during the twelve weeks ended July 14, 2014 and $1.2 million from the date of the acquisition through July 14, 2014.
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

3.    Supplemental Information
Property and equipment, net consisted of the following (in thousands):

	July 14, 2014	December 30, 2013
Buildings under deemed landlord financing	$16,400	$16,150
Leasehold improvements	64,274	50,587
Machinery and equipment	15,753	12,399
Furniture and fixtures	3,335	2,669
Automobiles	2,838	2,282
Computer equipment	4,238	3,395
Construction in progress	3,347	6,257
Total Property and equipment, gross	110,185	93,739
Less: Accumulated depreciation	(19,250)	(15,110)
Total Property and equipment, net	$90,935	$78,629
Accrued expenses and other consisted of the following (in thousands):

	July 14, 2014	December 30, 2013
Accrued payroll and payroll taxes	$3,003	$2,417
Accrued capital purchases	1,271	1,185
Sales tax payable	1,653	805
Gift certificate payable	365	600
Other accrued expenses	2,137	1,415
Total Accrued expenses and other	$8,429	$6,422
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
On April 16, 2014, we repaid in full our outstanding $37.5 million term loan and $10.8 million line of credit with a portion of the proceeds from our IPO. Upon repayment, the Credit Facility and all related agreements were terminated, including the existing interest rate contract. In addition, we wrote-off all unamortized loan costs, resulting in a loss on extinguishment of debt of $1.0 million.
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

There we no options granted in the twelve weeks ended July 14, 2014. There were 497,120 stock options granted in the twenty-eight weeks ended July 14, 2014, of which 250,000 vested immediately upon completion of the IPO and the remainder of the options will vest in four equal annual installments following the date of the grant. No options were exercised in the twelve and twenty-eight weeks ended July 14, 2014.
We issued no restricted stock units for the twelve weeks ended July 14, 2014. We issued 6,666 restricted stock units for the twenty-eight weeks ended July 14, 2014 which will vest in three equal annual installments following the date of the grant.
We have revised certain assumptions used for determining the weighted-average fair market value of stock options granted. These revised assumptions should have been used for determining the equity-based compensation recognized in the sixteen weeks ended April 21, 2014. These revisions resulted in an immaterial impact to the equity-based compensation recognized in the sixteen weeks ended April 21, 2014 and the twenty-eight weeks ended July 14, 2014.

	As stated April 21, 2014(2)	As revised
Dividend yield	0%	0%
Expected volatility (1)	32.2%	34.4%
Risk-free rate of return	1.77%	1.77%
Expected life (in years)	5.6	5.0

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
We recognized equity-based compensation as a component of general and administrative expenses of $0.07 million and $0.01 million during the twelve weeks ended July 14, 2014 and July 15, 2013, respectively, and $6.2 million and $0.04 million during the twenty-eight weeks ended July 14, 2014 and July 15, 2013, respectively. Of the total equity-based compensation recognized in the twenty-eight weeks ended July 14, 2014, $4.9 million related to accelerated vesting of outstanding equity awards at the IPO and $1.2 million related to stock options granted at the date of the IPO. As of July 14, 2014, total unrecognized compensation expense related to non-vested stock awards, including an estimate for pre-vesting forfeitures, was $1.1 million, which is expected to be recognized over a weighted-average period of 3.7 years.
7.    Earnings Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.

The following table presents the computation of basic and diluted net loss per share for the period indicated:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 14, 2014	July 15, 2013	July 14, 2014	July 15, 2013
Net income (loss) (in thousands):	$1,119	$423	$(8,869)	$(968)
Shares:
Basic weighted average shares outstanding	19,269,746	12,561,414	15,812,901	12,561,414
Diluted weighted average shares outstanding	19,477,864	12,561,414	15,812,901	12,561,414
Earnings (loss) per share:
Basic EPS	$0.06	$0.03	$(0.56)	$(0.08)
Diluted EPS	$0.06	$0.03	$(0.56)	$(0.08)
During the twenty-eight weeks ended July 14, 2014, 351,975 stock options and 5,074 restricted stock units were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive. During the twenty-eight weeks ended July 15, 2013, there were no stock options or restricted units excluded from the diluted EPS calculation.
8.    Income Taxes
Provision for income taxes was $0.7 million and $0.2 million for the twenty-eight weeks ended July 14, 2014 and July 15, 2013, respectively. The effective tax rate was (9.1)% and (21.4)% for the twenty-eight weeks ended July 14, 2014 and July 15, 2013, respectively. Our quarterly provision for income taxes is measured using an estimated effective tax rate for the period. The comparison of our effective rate between periods is significantly impacted by the additional expenses incurred as a result of the IPO, including equity-based compensation expense (See Note 6).
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
9.    Related Party Transactions
Corporate Development and Administrative Services Agreement
Prior to the IPO, Zoe’s Investors, terminated the Corporate Development and Administrative Services Agreement with Brentwood Private Equity IV, LLC ("Brentwood"), an owner of membership interests in Zoe’s Investors, the previous sole shareholder. Under the terms of the agreement, Brentwood provided assistance in the corporate development activities and our business growth efforts. As consideration for services provided, we provided reimbursement for business expenses related to performance of this agreement and an annual consulting fee based on Adjusted EBITDA as defined in the agreement. We had no expenses and $0.02 million of expenses during the twelve weeks ended July 14, 2014 and July 15, 2013, respectively, related to this agreement and $0.1 million and $0.05 million of expenses during the twenty-eight weeks ended July 14, 2014 and July 15, 2013, respectively.
In connection with our follow-on offering on August 19, 2014, we purchased 94,100 shares of our common stock from certain of our officers at $29.04 per share, the net price per share in the offering. We did not receive proceeds from the offering.
10.    Commitments and Contingencies
Franchise Agreement
Our franchise agreement, requires franchisees to remit continuing royalty fees at a specified percentage of the franchisee’s gross sales revenue, provides that we as franchisor, or our authorized representative, will: (a) provide franchisee with written schedules of all foods, food products, beverages, and other items for sale, and the furniture, fixtures, supplies and equipment necessary and required for the operation of the restaurant; (b) provide franchisee with a list of approved suppliers for the products and services necessary and required for the restaurant; (c) upon the reasonable written request of franchisee, render reasonable advisory services by telephone or in writing pertaining to the operation of the restaurant; (d) provide franchisee with a sample of the standard Zoës Kitchen menu, and any modifications to the menu; (e) loan franchisee a copy of the System’s operating manual and any supplements to the manual that may be published by us; and, (f) provide franchisee the opportunity to participate in group purchasing programs that we may use, develop, sponsor or provide on terms and conditions determined solely by us. In addition, as a condition to the commencement of business by the franchisee, the franchisee must attend and successfully complete our training program.
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
11.    Subsequent events
On August 19, 2014, we completed a follow-on offering of 5,175,000 shares of common stock at a public offering price of $30.25 per share, which included 675,000 shares sold to the underwriters pursuant to their over-allotment option. All of the shares in the offering were offered by selling stockholders, except for 94,100 shares offered by us, the proceeds of which were used to repurchase the same number of shares from certain of our officers at the public offering price per share. We did not receive proceeds from the sale of shares of common stock by the selling stockholders. The repurchased shares were constructively retired as we do not intend to reissue the shares within a reasonable period of time.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our final prospectus filed on August 15, 2014.
In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions set forth under the sections entitled "Risk Factors" and "Forward-Looking Statements" as filed in our final prospectus. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section entitled "Risk Factors" in our final prospectus filed on August 15, 2014.
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

We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 122 restaurants in 15 states as of July 14, 2014, including six franchise restaurants. We opened 20 Company-owned restaurants and acquired two franchise restaurants during the twenty-eight weeks ended July 14, 2014. We plan to open 28 to 30 restaurants in 2014, including the restaurants opened in the twenty-eight weeks ended July 14, 2014. We expect to double our restaurant base in the next four years. To increase comparable restaurant sales, we plan to heighten brand awareness to drive new customer traffic, increase existing customer frequency and grow our catering business. We believe we are well positioned for future growth with a developed infrastructure capable of supporting a restaurant base that is greater than our existing footprint. Additionally, we believe we have an opportunity to optimize costs and achieve profitability as we benefit from economies of scale.
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
Initial Public Offering. On April 16, 2014, we completed our initial public offering ("IPO") of 6,708,332 shares of common stock at a price to the public of $15.00 per share, which included 874,999 shares of common stock sold to the underwriters pursuant to their over-allotment option. After underwriters discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $91.0 million. A portion of these proceeds were used to repay the outstanding term loan and line of credit (the "Credit Facility"), which at the time of the IPO had an outstanding balance of $37.5 million and $10.8 million, respectively. We intend to use the remainder of the proceeds to support our growth, primarily through opening new restaurants and for working capital and general corporate expenses.
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
Follow-on Offering. On August 19, 2014, we completed our follow-on offering of 5,175,000 shares of the Company's common stock at a price of $30.25 per share, which included 675,000 shares sold to the underwriters pursuant to their over-allotment option. All of these shares were offered by the selling stockholders, except for 94,100 shares offered by the Company, the proceeds of which were used by the Company to repurchase the same number of shares from certain of its officers. We did not receive any proceeds from the offering.
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
Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for 18 periods or longer. As of July 14, 2014 and July 15, 2013, there were 70 and 50 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 14, 2014	July 15, 2013	July 14, 2014	July 15, 2013
Company-owned Restaurant Base
Beginning of period	109	76	94	67
Openings	7	3	20	12
Franchisee acquisitions	—	—	2	—
Restaurants at end of period	116	79	116	79
Franchise Restaurant Base
Beginning of period	6	8	8	8
Openings	—	—	—	—
Franchisee acquisitions	—	—	(2)	—
Restaurants at end of period	6	8	6	8
Total restaurants	122	87	122	87

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
Loss from disposal of equipment.    Loss from disposal of equipment is composed of the loss on disposal of assets related to retirements and replacements of leasehold improvements or equipment and impairment charges. These losses are related to normal disposals in the ordinary course of business, along with disposals related to selected restaurant remodeling activities.
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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 14, 2014	July 15, 2013	July 14, 2014	July 15, 2013
Revenue:
Restaurant sales	99.7%	99.4%	99.7%	99.4%
Royalty fees	0.3%	0.6%	0.3%	0.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (1):
Cost of sales (excluding depreciation and amortization)	34.1%	33.6%	33.2%	33.3%
Labor	27.2%	27.9%	27.8%	28.1%
Store operating expenses	17.5%	18.0%	18.3%	18.6%
General and administrative expenses	10.7%	9.2%	19.0%	10.6%
Depreciation	5.0%	4.9%	5.1%	4.9%
Amortization	0.7%	1.2%	0.9%	1.3%
Pre-opening costs	1.1%	0.9%	1.4%	1.3%
Loss from disposal of equipment	0.1%	0.3%	0.1%	0.2%
Total operating expenses	96.1%	95.4%	105.5%	97.7%
Income (loss) from operations	3.9%	4.6%	(5.5)%	2.3%
Other expenses:
Interest expense, net	1.5%	3.4%	2.6%	3.6%
Loss on extinguishment of debt	—	—	1.1%	—
(Gain) loss on interest cap	—	(0.1)%	0.0%	0.0%
Total other expenses	1.5%	3.3%	3.7%	3.6%
Income (loss) before provision for income taxes	2.4%	1.3%	(9.2)%	(1.4)%
Provision (benefit) for income taxes	(0.3)%	(0.3)%	0.8%	0.3%
Net income (loss)	2.7%	1.6%	(10.1)%	(1.7)%

(1) As a percentage of restaurant sales.

Twelve weeks ended July 14, 2014 compared to Twelve weeks ended July 15, 2013
The following table presents selected consolidated comparative results of operations from our unaudited consolidated financial statements for the twelve weeks ended July 14, 2014 compared to the twelve weeks ended July 15, 2013:

	Twelve Weeks Ended

	July 14, 2014	July 15, 2013	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$41,761	$27,028	$14,733	54.5%
Royalty fees	127	158	(31)	(19.6)%
Total revenue	41,888	27,186	14,702	54.1%
Operating expenses:
Restaurant operating costs:
Cost of sales (excluding depreciation and amortization)	14,243	9,072	5,171	57.0%
Labor	11,367	7,541	3,826	50.7%
Store operating expenses	7,314	4,871	2,443	50.2%
General and administrative expenses	4,465	2,492	1,973	79.2%
Depreciation	2,088	1,324	764	57.7%
Amortization	314	316	(2)	(0.6)%
Pre-opening costs	443	245	198	80.8%
Loss from disposal of equipment	38	81	(43)	(53.1)%
Total operating expenses	40,272	25,942	14,330	55.2%
Income from operations	1,616	1,244	372	29.9%
Other expenses:
Interest expense, net	621	912	(291)	(31.9)%
Gain on interest cap	—	(15)	15	(100.0)%
Total other expenses	621	897	(276)	(30.8)%
Income before provision for income taxes	995	347	648	186.7%
Benefit from income taxes	(124)	(76)	(48)	63.2%
Net income	$1,119	$423	$696	164.5%

Restaurant sales.    The following table summarizes the growth in restaurant sales from the twelve weeks ended July 15, 2013 to the twelve weeks ended July 14, 2014:

(in thousands)	Net Sales
Restaurant sales for twelve weeks ended July 15, 2013	$27,028
Incremental restaurant sales increase due to:
Comparable restaurant sales	1,789
Restaurants not in comparable restaurant base	12,944
Restaurant sales for the twelve weeks ended July 14, 2014	$41,761

Restaurant sales increased by $14.7 million, or 54.5%, for the twelve weeks ended July 14, 2014 compared to the twelve weeks ended July 15, 2013. Restaurants not in the comparable restaurant base and other sales accounted for $12.9 million of this increase. The balance of the growth was due to an increase in comparable restaurant sales of $1.8 million, or 7.5%, in the twelve weeks ended July 14, 2014, comprised primarily of increased customer traffic and product mix at our comparable restaurants.
Franchise and royalty fees.    Royalty fees decreased by $0.03 million, or 19.6%, for the twelve weeks ended July 14, 2014 compared to the twelve weeks ended July 15, 2013. The decrease was primarily attributable to the acquisition of the Destin, Florida and Mobile, Alabama franchise restaurants in January 2014, which resulted in lower royalty fees in the twelve weeks ended July 14, 2014. We recognized no franchise fees for the twelve weeks ended July 14, 2014 or July 15, 2013.
Cost of sales.    Cost of sales increased $5.2 million for the twelve weeks ended July 14, 2014 compared to the twelve weeks ended July 15, 2013, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales increased from 33.6% in the twelve weeks ended July 15, 2013 to 34.1% in the twelve weeks ended July 14, 2014. This increase was primarily driven by higher raw material costs in beef, poultry and dairy.
Labor.    Labor increased by $3.8 million for the twelve weeks ended July 14, 2014 compared to the twelve weeks ended July 15, 2013, due primarily to opening 35 new Company-owned restaurants and acquiring two franchise restaurants since July 15, 2013. As a percentage of restaurant sales, labor decreased from 27.9% in the twelve weeks ended July 15, 2013 to 27.2% in the twelve weeks ended July 14, 2014. This decrease was driven by improved management of hourly labor.
Store operating expenses.    Store operating expenses increased by $2.4 million for the twelve weeks ended July 14, 2014 compared to the twelve weeks ended July 15, 2013, due primarily to opening 35 new Company-owned restaurants and acquiring two franchise restaurants since July 15, 2013. As a percentage of restaurant sales, store operating expense decreased from 18.0% in the twelve weeks ended July 15, 2013 to 17.5% in the twelve weeks ended July 14, 2014. This decrease was primarily attributable to leveraging fixed costs on higher sales volumes.
General and administrative expenses.    General and administrative expenses increased by $2.0 million for the twelve weeks ended July 14, 2014 compared to the twelve weeks ended July 15, 2013. As a percentage of revenue, general and administrative expenses increased from 9.2% in the twelve weeks ended July 15, 2013 to 10.7% in twelve weeks ended July 14, 2014. This increase was driven primarily by costs associated with supporting an increased number of restaurants and incremental public company costs.
Depreciation.    Depreciation increased by $0.8 million for the twelve weeks ended July 14, 2014 compared to the twelve weeks ended July 15, 2013, due primarily to opening 35 new Company-owned restaurants and acquiring two franchise restaurants since July 15, 2013. As a percentage of revenue, depreciation increased from 4.9% in the twelve weeks ended July 15, 2013 to 5.0% in the twelve weeks ended July 14, 2014, due to slightly higher build-out costs.
Amortization.    Amortization remained flat in the twelve weeks ended July 14, 2014 compared to the twelve weeks ended July 15, 2013.
Pre-opening costs.    Pre-opening costs increased by $0.2 million for the twelve weeks ended July 14, 2014 compared to the twelve weeks ended July 15, 2013, due primarily to seven new Company-owned restaurants opening in the twelve weeks ended July 14, 2014 compared to three new Company-owned restaurants in the twelve weeks ended July 15, 2013.
Loss from disposal of equipment.    Loss from disposal of equipment decreased by $0.04 million for the twelve weeks ended July 14, 2014 compared to the twelve weeks ended July 15, 2013.
Interest expense.    Interest expense decreased by $0.3 million for the twelve weeks ended July 14, 2014 compared to the twelve weeks ended July 15, 2013, due primarily to repaying all borrowings under our Credit Facility on April 16, 2014.
Benefit for income taxes.    Benefit for income taxes remained flat at $0.1 million for the twelve weeks ended July 14, 2014 compared to the twelve weeks ended July 15, 2013. Tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the tax liability cannot offset deferred tax assets.  In the twenty-eight weeks July 14, 2014, our loss before provision for income taxes is higher than we anticipate it being for the entire fiscal year of 2014.  When applying our effective tax rate for the year this causes us to take a large tax expense in the first quarter which will be followed by a reduction of tax expense the remainder of the year.

Twenty-eight Weeks Ended July 14, 2014 compared to Twenty-eight Weeks Ended July 15, 2013
The following table presents selected consolidated comparative results of operations from our unaudited consolidated financial statements for the twenty-eight weeks ended July 14, 2014 compared to the twenty-eight weeks ended July 15, 2013:

	Twenty-eight Weeks Ended

	July 14, 2014	July 15, 2013	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$87,879	$58,218	$29,661	50.9%
Royalty fees	275	347	(72)	(20.7)%
Total revenue	88,154	58,565	29,589	50.5%
Operating expenses:
Restaurant operating costs:
Cost of sales (excluding depreciation and amortization)	29,163	19,361	9,802	50.6%
Labor	24,467	16,376	8,091	49.4%
Store operating expenses	16,062	10,826	5,236	48.4%
General and administrative expenses	16,733	6,185	10,548	170.5%
Depreciation	4,501	2,869	1,632	56.9%
Amortization	782	737	45	6.1%
Pre-opening costs	1,259	741	518	69.9%
Loss from disposal of equipment	51	130	(79)	(60.8)%
Total operating expenses	93,018	57,225	35,793	62.5%
Income (loss) from operations	(4,864)	1,340	(6,204)	*
Other expenses:
Interest expense, net	2,280	2,128	152	7.1%
Loss on extinguishment of debt	978	—	978	*
Loss on interest cap	6	9	(3)	(33.3)%
Total other expenses	3,264	2,137	1,127	52.7%
Loss before provision for income taxes	(8,128)	(797)	(7,331)	919.8%
Provision for income taxes	741	171	570	333.3%
Net loss	$(8,869)	$(968)	$(7,901)	816.2%
*Not meaningful.

Restaurant sales.    The following table summarizes the growth in restaurant sales from the twenty-eight weeks ended July 15, 2013 to the twenty-eight weeks ended July 14, 2014:

(in thousands)	Net Sales
Restaurant sales for the twenty-eight weeks ended July 15, 2013	$58,218
Incremental restaurant sales increase due to:
Comparable restaurant sales	3,329
Restaurants not in comparable restaurant base	26,332
Restaurant sales for the twenty-eight weeks ended July 14, 2014	$87,879
Restaurant sales increased by $29.7 million, or 50.9%, in the twenty-eight weeks ended July 14, 2014 compared to the twenty-eight weeks ended July 15, 2013. Restaurants not in the comparable restaurant base and other sales accounted for $26.3 million of this increase. The balance of the growth was due to an increase in comparable restaurant sales of $3.3 million, or 6.5%, in the twenty-eight weeks ended July 14, 2014 comprised primarily of increased customer traffic and product mix at our comparable restaurants.
Franchise and royalty fees.    Royalty fees decreased by $0.07 million, or 20.7%, in the twenty-eight weeks ended July 14, 2014 compared to the twenty-eight weeks ended July 15, 2013. The decrease was primarily attributable to the acquisition of the Destin, Florida and Mobile, Alabama franchise restaurants in January 2014, which resulted in lower royalty fees in the twenty-eight weeks ended July 14, 2014. We recognized no franchise fees for the twenty-eight weeks ended July 14, 2014 and July 15, 2013.
Cost of sales.    Cost of sales increased $9.8 million in the twenty-eight weeks ended July 14, 2014 compared to the twenty-eight weeks ended July 15, 2013, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 33.3% in the twenty-eight weeks ended July 15, 2013 to 33.2% in the twenty-eight weeks ended July 14, 2014. This decrease was primarily driven by lower raw material costs in produce, dry goods and paper; offset by higher costs in beef, poultry and dairy.
Labor.    Labor increased by $8.1 million in the twenty-eight weeks ended July 14, 2014 compared to the twenty-eight weeks ended July 15, 2013, due primarily to opening 35 new Company-owned restaurants and acquiring two franchise restaurants since July 15, 2013. As a percentage of restaurant sales, labor decreased from 28.1% in the twenty-eight weeks ended July 15, 2013 to 27.8% in the twenty-eight weeks ended July 14, 2014. This decrease was driven by improved management of hourly labor.
Store operating expenses.    Store operating expenses increased by $5.2 million in the twenty-eight weeks ended July 14, 2014 compared to the twenty-eight weeks ended July 15, 2013, due primarily to opening 35 new Company-owned restaurants and acquiring two franchise restaurants since July 15, 2013. As a percentage of restaurant sales, store operating expense decreased from 18.6% in the twenty-eight weeks ended July 15, 2013 to 18.3% in the twenty-eight weeks ended July 14, 2014. This decrease was primarily attributable to leveraging fixed costs on higher sales volumes.
General and administrative expenses.    General and administrative expenses increased by $10.5 million in the twenty-eight weeks ended July 14, 2014 compared to the twenty-eight weeks ended July 15, 2013. As a percentage of revenue, general and administrative expenses increased from 10.6% in the twenty-eight weeks ended July 15, 2013 to 19.0% in the twenty-eight weeks ended July 14, 2014. The increase was primarily driven by a $6.1 million increase in equity-based compensation expense due to the accelerated vesting of stock and stock options as of the date of the IPO, $0.6 million of additional accounting expense and $0.5 million of non-capitalized IPO and follow-on offering-related expenses. Other costs increased primarily due to costs associated with supporting an increased number of restaurants and incremental public company costs.
Depreciation.    Depreciation increased by $1.6 million in the twenty-eight weeks ended July 14, 2014 compared to the twenty-eight weeks ended July 15, 2013, due primarily to opening 35 new Company-owned restaurants and acquiring two franchise restaurants since July 15, 2013. As a percentage of revenue, depreciation increased from 4.9% in the twenty-eight weeks ended July 15, 2013 to 5.1% in the twenty-eight weeks ended July 14, 2014, due to slightly higher build-out costs.
Amortization.    Amortization increased by $0.05 million in the twenty-eight weeks ended July 14, 2014 compared to the twenty-eight weeks ended July 15, 2013, due primarily to the increased amortization of the reacquired rights intangible asset and accelerated amortization of the franchise agreement intangible asset related to the January 2014 acquisition of the Destin, Florida and Mobile, Alabama franchise restaurants.
Pre-opening costs.    Pre-opening costs increased by $0.5 million in the twenty-eight weeks ended July 14, 2014 compared to the twenty-eight weeks ended July 15, 2013, due primarily to opening 20 new Company-owned restaurants in the twenty-eight weeks ended July 14, 2014 compared to 12 new Company-owned restaurants in the twenty-eight weeks ended July 15, 2013.
Loss from disposal of equipment.    Loss from disposal of equipment decreased by $0.08 million in the twenty-eight weeks ended July 14, 2014 compared to the twenty-eight weeks ended July 15, 2013.
Interest expense.    Interest expense increased by $0.2 million in the twenty-eight weeks ended July 14, 2014 compared to the twenty-eight weeks ended July 15, 2013, due primarily to interest from deemed landlord financing increasing $0.4 million offset by lower interest after repaying all outstanding borrowings under our Credit Facility on April 16, 2014.
Loss on extinguishment of debt. Loss on extinguishment of debt was $1.0 million for the twenty-eight weeks ended July 14, 2014 as compared to none for the twenty-eight weeks ended July 15, 2013. The increase was due primarily to the repayment of the entire amount of outstanding borrowings under our Credit Facility.
Provision for income taxes.    Provision for income taxes increased by $0.6 million in the twenty-eight weeks ended July 14, 2014 compared to the twenty-eight weeks ended July 15, 2013. Tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the tax liability cannot offset deferred tax assets.  In the twenty-eight weeks ended July 14, 2014 two events occurred that caused the provision to be higher.  First, our goodwill increased in connection with the acquisition of two franchise locations in Destin, Florida and Mobile, Alabama.  Second, our loss before provision for income taxes is higher in the first twenty-eight weeks of 2014 than we anticipate it being for the entire fiscal year of 2014.  When applying our effective tax rate for the year this causes us to take a large tax expense in the first quarter which will be followed by a reduction of tax expense the remainder of the year.
Adjusted EBITDA
EBITDA is defined as net loss before interest, income taxes and depreciation and amortization.
Adjusted EBITDA is defined as EBITDA plus equity-based compensation expense, management and consulting fees, asset disposals, loss on interest cap, loss on extinguishment of debt, non-capitalized offering-related expenses and pre-opening costs. Adjusted EBITDA is intended as a supplemental measure of our performance that is not required by, or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company's financial measures with other fast casual restaurants, which may present similar non-GAAP financial measures to investors. In addition, you should be aware when evaluating EBITDA and Adjusted EBITDA that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion. Moreover, our definitions of EBITDA and Adjusted EBITDA as presented are not the same as these or similar terms in the applicable covenants of our Credit Facility, which has been paid off as of April 16, 2014.
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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 14, 2014	July 15, 2013	July 14, 2014	July 15, 2013

	(Dollars in thousands)
Adjusted EBITDA:
Net income (loss), as reported	$1,119	$423	$(8,869)	$(968)
Depreciation and amortization	2,402	1,640	5,283	3,606
Interest expense, net	621	912	2,280	2,128
Provision (benefit) for income taxes	(124)	(76)	741	171
EBITDA	4,018	2,899	(565)	4,937
Asset disposals and loss on interest cap (1)	38	66	57	139
Management and consulting fees (2)	—	46	113	108
Equity-based compensation expense	72	14	6,192	45
Loss on extinguishment of debt	—	—	978	—
Pre-opening costs (3)	443	245	1,259	741
Offering related expenses (4)	142	—	526	—
Adjusted EBITDA	$4,713	$3,270	$8,560	$5,970

(1) Represents costs related to loss on disposal of equipment and gain (loss) on interest cap.
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
(4) Represents fees and expenses that were incurred, but not capitalized, in relation to our IPO completed on April 16, 2014 and our follow-on offering completed on August 19, 2014.

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
We believe that cash and cash equivalents and expected cash flow from operations are adequate to fund operating lease obligations, capital expenditures and working capital obligations for the next 13 periods. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. See "Risk Factors—Risks Related to Our Business and Industry—We expect to need capital in the future, and we may not be able to generate sufficient cash flow or raise capital on acceptable terms to meet our needs" as filed under our final prospectus as filed on August 15, 2014.
Summary of Cash Flows
Following the IPO, our primary sources of liquidity and cash flows are operating cash flows and the net proceeds from the IPO not used for repayment of our Credit Facility. We are using these sources to fund capital expenditures for new Company-owned restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 20 days to pay our vendors.

	Twenty-eight Weeks Ended
	July 14, 2014	July 15, 2013
	(Dollars in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$10,809	$6,192
Net cash used in investing activities	(19,073)	(13,986)
Net cash provided by financing activities	49,942	8,027

Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased to $10.8 million for the twenty-eight weeks ended July 14, 2014 from $6.2 million for the twenty-eight weeks ended July 15, 2013. Operating assets and liabilities increased by $3.3 million, primarily due to an increase of $1.3 million in accounts payable and accrued expenses and other relating to an increase in the number of restaurants under construction. Additionally, deferred rent increased $2.1 million due to new Company-owned restaurant openings.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased to $19.1 million for the twenty-eight weeks ended July 14, 2014 from $14.0 million for the twenty-eight weeks ended July 15, 2013. The increase was primarily due to construction costs for 20 new Company-owned restaurants opened in the twenty-eight weeks ended July 14, 2014 compared to 12 new Company-owned restaurants opened during the twenty-eight weeks ended July 15, 2013, as well as capital expenditures for future restaurant openings, maintaining our existing restaurants and certain other projects, including the acquisition of two franchise stores in the twenty-eight weeks ended July 14, 2014.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities increased to $49.9 million for the twenty-eight weeks ended July 14, 2014 from $8.0 million for the twenty-eight weeks ended July 15, 2013, primarily due to $91.0 million in net proceeds from the sale of common stock in our IPO offset by $48.8 million of net payments on our Credit Facility which was repaid in full following the IPO.
Credit Facility
On April 16, 2014, we repaid all outstanding borrowings under our existing Credit Facility and at July 14, 2014, we no longer have a Credit Facility.
Off-Balance Sheet Arrangements
At July 14, 2014, we did not have any off-balance sheet arrangements.
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

We believe our critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable. Our critical accounting polices and estimates are described in our annual consolidated financial statements and the related notes in our final prospectus filed on August 15, 2014.
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
On April 16, 2014, we repaid all outstanding borrowings under our existing Credit Facility and at July 14, 2014, we no longer have a Credit Facility.
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

Item 4. Controls and Procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of July 14, 2014 because of the material weakness in our internal control over financial reporting as previously discussed in our final prospectuses filed on April 14, 2014 and August 15, 2014. This weakness related to the lack of adequately documented accounting policies and procedures. We are continuing to make the necessary investments to remediate this weakness by documenting additional policies, procedures and adding resources, among other steps.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of July 14, 2014. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our final prospectus filed on August 15, 2014.
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
On August 19, 2014, we completed a follow-on offering of 5,175,000 shares of common stock at a price of $30.25 per share, which included 675,000 shares sold to the underwriters pursuant to their over-allotment option. All of the shares in the offering were offered by the selling stockholders, except for 94,100 shares offered by us, the proceeds of which were used to repurchase the same number of shares from certain officers at the same net price per share. Accordingly, from July 15, 2014 to August 14, 2014, we repurchased 94,100 shares of our common stock at $29.04 per share.

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

Date: August 28, 2014

ZOE'S KITCHEN, INC.

By:	/s/ Kevin Miles
Name: Kevin Miles
Title: President and Chief Executive Officer

By:	/s/ Jason Morgan
Name: Jason Morgan
Title: Chief Financial Officer