Form 10-Q
period 2014-10-06
Zoe's Kitchen, Inc.
filed 2014-11-20
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended October 6, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-36411

ZOE'S KITCHEN, INC. (Exact name of registrant as specified in its charter)

Delaware	51-0653504
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5760 State Highway 121, Suite 250 Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 436-8765

5700 Granite Parkway Granite Park Building #2, Suite 455 Plano, Texas 75024
(Former address)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
On November 20, 2014, there were 19,269,746 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	October 6, 2014	December 30, 2013
Assets
Current Assets:
Cash and cash equivalents	$40,729	$1,149
Trade accounts receivable, net of allowance for doubtful accounts of $16 at October 6, 2014 and $13 at December 30, 2013	929	583
Other accounts receivable	960	1,187
Inventory	1,254	914
Prepaid expenses and other	1,673	618
Total current assets	45,545	4,451
Property and equipment, net	97,159	78,629
Goodwill	24,226	23,334
Intangibles, net	10,140	11,207
Loan costs, net	—	1,035
Deposits	269	247
Other long-term assets	—	1,034
Total long-term assets	131,794	115,486
Total assets	177,339	119,937
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$—	$1,925
Accounts payable	7,460	6,672
Accrued expenses and other	8,703	6,422
Unearned franchise start-up fees	60	40
Total current liabilities	16,223	15,059
Long-term liabilities:
Long-term debt	—	39,475
Deemed landlord financing	21,801	19,893
Deferred rent	12,654	8,156
Deferred income taxes	3,884	3,397
Residual value obligations, net	307	357
Other long-term liabilities	30	21
Total long-term liabilities	38,676	71,299
Total liabilities	54,899	86,358
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock: $0.01 par value, 135,000,000 shares authorized as of October 6, 2014 and December 30, 2013; 19,269,746 and 12,561,414 issued and outstanding as of October 6, 2014 and December 30, 2013, respectively.	$193	$126
Additional paid-in capital	142,289	45,074
Accumulated deficit	(20,042)	(11,621)
Total stockholders' equity	122,440	33,579
Total liabilities and stockholders' equity	$177,339	$119,937

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2014	October 7, 2013	October 6, 2014	October 7, 2013
Revenue:
Restaurant sales	$43,437	$28,991	$131,316	$87,209
Royalty fees	128	153	403	500
Total revenue	43,565	29,144	131,719	87,709
Restaurant operating costs:
Cost of sales (excluding depreciation and amortization)	14,638	9,569	43,801	28,930
Labor	11,871	7,956	36,338	24,332
Store operating expenses	8,306	5,179	24,368	16,005
General and administrative expenses	4,973	2,870	21,706	9,055
Depreciation	2,138	1,413	6,639	4,282
Amortization	377	315	1,159	1,052
Pre-opening costs	345	595	1,604	1,336
Loss from disposal of equipment	42	25	93	155
Total operating expenses	42,690	27,922	135,708	85,147
Income (loss) from operations	875	1,222	(3,989)	2,562
Other expenses:
Interest expense, net	605	839	2,885	2,967
Loss on extinguishment of debt	—	—	978	—
Loss on interest cap	—	9	6	18
Total other expenses	605	848	3,869	2,985
Income (loss) before provision (benefit) for income taxes	270	374	(7,858)	(423)
Provision (benefit) for income taxes	(178)	23	563	194
Net income (loss)	$448	$351	$(8,421)	$(617)
Net income (loss) per share:
Basic	$0.02	$0.03	$(0.50)	$(0.05)
Diluted	$0.02	$0.03	$(0.50)	$(0.05)
Weighted average shares of common stock outstanding:
Basic	19,269,746	12,561,414	16,849,955	12,561,414
Diluted	19,502,018	12,561,414	16,849,955	12,561,414

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2012	$126	$45,000	$(7,906)	$37,220
Equity-based compensation	—	59	—	59
Net loss	—	—	(617)	(617)
Balances at October 7, 2013	126	45,059	(8,523)	36,662
Equity-based compensation	—	15	—	15
Net loss	—	—	(3,098)	(3,098)
Balances at December 30, 2013	126	45,074	(11,621)	33,579
Issuance of common stock in connection with the IPO, net of transaction expenses	67	90,970	—	91,037
Equity-based compensation	—	6,245	—	6,245
Net loss	—	—	(8,421)	(8,421)
Balances at October 6, 2014	$193	$142,289	$(20,042)	$122,440

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Forty Weeks Ended
	October 6, 2014	October 7, 2013
Cash flows from operating activities:
Net loss	$(8,421)	$(617)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,639	4,282
Amortization of intangible assets	1,159	1,052
Equity-based compensation	6,245	59
Deferred income taxes	563	165
Amortization of loan costs	77	149
Bad debt expense	11	8
Loss from disposal of equipment	93	155
Accretion of deemed landlord financing	172	186
Loss on extinguishment of debt	978	—
Changes in operating assets and liabilities:
Trade accounts receivable	(357)	(346)
Other accounts receivable	228	447
Inventory	(326)	(226)
Prepaid expenses and other	(1,088)	(533)
Accounts payable	2,201	783
Accrued expenses and other	2,072	1,951
Deferred rent	4,554	2,047
Net cash provided by operating activities	14,800	9,562
Cash flows from investing activities:
Purchase of property and equipment	(24,154)	(20,789)
Acquisition purchase price, net of cash acquired	(1,145)	—
Proceeds from sale of property and equipment	150	26
Net cash used in investing activities	(25,149)	(20,763)
Cash flows from financing activities:
Proceeds from line of credit	7,900	11,000
Payments on long-term debt	(49,300)	(938)
Proceeds from issuance of common stock, net of underwriter fees	96,314	—
Payments of costs associated with initial public offering	(2,538)	—
Proceeds from deemed landlord financing	286	1,333
Repurchase of common stock	(2,733)	—
Net cash provided by financing activities	49,929	11,395
Net change in cash and cash equivalents	39,580	194
Cash and cash equivalents:
Beginning of year	1,149	2,450
End of period	$40,729	$2,644
Supplemental disclosure of cash flow information:
Cash paid for interest related to long-term debt	$812	$1,515
Cash paid for interest related to deemed landlord financing	2,072	1,210
Non-cash deemed landlord financing	1,450	5,200
Change in accrued purchases of property and equipment	(289)	1,051

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us"), primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of October 6, 2014, we operated 120 Company-owned restaurants and six franchise restaurants in 15 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All of our assets are located in the United States.
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
On August 19, 2014, we completed a follow-on offering of 5,175,000 shares of common stock at a public offering price of $30.25 per share, which included 675,000 shares sold to the underwriters pursuant to their over-allotment option. All of the shares in the offering were offered by selling stockholders, except for 94,100 shares offered by us, the proceeds of which were used to repurchase the same number of shares from certain of our officers at the public offering price per share. We did not receive any net proceeds from the sale of shares of common stock by the selling stockholders. The repurchased shares were constructively retired as we do not intend to reissue the shares within a reasonable period of time.
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
Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Due to the seasonality of our business, results for any interim financial period are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new restaurants. These interim unaudited consolidated financial statements do not represent complete financial statements and should be read in conjunction with our annual financial statements for the year ended December 30, 2013, included in the Company's final prospectus filed on November 14, 2014.
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

Principles of Consolidation
The consolidated financial statements include the accounts of Zoe’s Kitchen, Inc. and its wholly owned subsidiaries, Zoe’s Kitchen USA, LLC and Soho Franchising, LLC. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements presented herein reflect our financial position, results of operations, cash flows and changes in equity in conformity with GAAP. Certain amounts in 2013 have been reclassified to conform to 2014 presentation.
Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Monday of the calendar year. Fiscal years ended December 29, 2014 and December 30, 2013 consist of 52 weeks. Our first fiscal quarter consists of 16 weeks, and each of our second, third and fourth fiscal quarters consists of 12 weeks, except for a 53-week year when the fourth quarter has 13 weeks.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, such as valuation of long-lived, definite and indefinite-lived assets, estimated useful lives of assets, the reasonably assured lease terms of operating leases, the construction costs of leases where the Company is considered the owner during and after the construction period, allowance for doubtful accounts, the fair value and forfeiture rates related to equity-based compensation, insurance reserves, and deferred tax valuation allowances, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Insurance Reserves
Beginning with our new insurance policy period, on September 27, 2014, we self-insure a portion of our expected losses under our worker's compensation insurance program. To limit our exposure to losses, we maintain stop-loss coverage through third-party insurers. Insurance liabilities representing estimated costs to settle reported claims and incurred but not recorded are included in accrued expenses and other.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update is effective in fiscal periods beginning after December 15, 2016 and early application is not permitted. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial position or results of operations.
In April 2014, the FASB issued ASU, 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This update is effective in fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 is not expected to have a material impact on our consolidated financial position or results of operations.
2.    Business Combination
On January 8, 2014, we acquired two franchise restaurants in Mobile, Alabama and Destin, Florida from one of our franchisees which will allow for us to expand our Company-owned operations to these markets. The purchase price for the acquisition was $1.1 million in cash. The acquired restaurants contributed revenues of approximately $0.6 million during the twelve weeks ended October 6, 2014 and $1.2 million from the date of the acquisition through October 6, 2014.

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
3.    Supplemental Information
Property and equipment, net consisted of the following (in thousands):

	October 6, 2014	December 30, 2013
Buildings under deemed landlord financing	$17,600	$16,150
Leasehold improvements	67,266	50,587
Machinery and equipment	16,446	12,399
Furniture and fixtures	3,451	2,669
Automobiles	3,015	2,282
Computer equipment	4,424	3,395
Construction in progress	6,180	6,257
Total Property and equipment, gross	118,382	93,739
Less: Accumulated depreciation	(21,223)	(15,110)
Total Property and equipment, net	$97,159	$78,629
Accrued expenses and other consisted of the following (in thousands):

	October 6, 2014	December 30, 2013
Accrued payroll and payroll taxes	$3,406	$2,417
Accrued capital purchases	1,599	1,185
Sales tax payable	1,440	805
Gift certificate payable	332	600
Other accrued expenses	1,926	1,415
Total Accrued expenses and other	$8,703	$6,422
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
The following table summarizes our stock option plan:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding as of December 30, 2013	—	$—
Granted	525,730	15.72
Forfeited	(10,370)	(15.00)
Stock Options outstanding as of October 6, 2014	515,360	$15.73
There were 250,000 stock options granted, included in the table above, that vested immediately upon completion of the IPO and the remainder of the options will vest in four equal annual installments following the date of the grant. The weighted average fair market value of stock options granted in the forty weeks ended October 6, 2014 was $5.34 per share, as estimated at the date of grant using the Black-Scholes model using the following weighted average assumptions:

Forty Weeks Ended
October 6, 2014
Dividend yield	0%
Expected volatility (1)	34.73%
Risk-free rate of return	1.78%
Expected life (in years) (2)	5.1

(1) Expected volatility was based on competitors within the industry.
(2) Expected life was calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, as we do not have sufficient historical data for determining the expected term of our stock option awards.

We issued no restricted stock units for the twelve weeks ended October 6, 2014. We issued 6,666 restricted stock units for the forty weeks ended October 6, 2014 which will vest in three equal annual installments following the date of the grant.

Prior to the IPO, certain of our employees had been granted Class B units in Zoe’s Investors, LLC ("Zoe's Investors"), which was our parent company, pursuant to that entity’s limited liability company agreement. As these awards had been granted to employees of the Company, which was a consolidated subsidiary of Zoe’s Investors, the related compensation expense was reflected in the Company’s consolidated financial statements prior to the IPO. Awards granted during 2012 and 2013 are identical to those granted in and prior to 2011 with the exception of a provision that the employee forfeits the 2012 and 2013 awards, vested or unvested, if they terminate their employment with the Company for any reason. There was no compensation expense related to the 2012 and 2013 awards prior to the IPO. In connection with the IPO, any awards granted by Zoe's Investors were converted into common stock.
We recognized equity-based compensation as a component of general and administrative expenses of $0.05 million and $0.01 million during the twelve weeks ended October 6, 2014 and October 7, 2013, respectively, and $6.2 million and $0.06 million during the forty weeks ended October 6, 2014 and October 7, 2013, respectively. Of the total equity-based compensation recognized in the forty weeks ended October 6, 2014, $4.9 million is related to accelerated vesting of outstanding equity awards at the IPO and $1.2 million is related to stock options granted at the date of the IPO. As of October 6, 2014, total unrecognized compensation expense related to non-vested stock awards, including an estimate for pre-vesting forfeitures, was $1.3 million, which is expected to be recognized over a weighted-average period of 3.7 years.
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
The following table presents the computation of basic and diluted net loss per share for the period indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2014	October 7, 2013	October 6, 2014	October 7, 2013
Net income (loss) (in thousands):	$448	$351	$(8,421)	$(617)
Shares:
Basic weighted average shares outstanding	19,269,746	12,561,414	16,849,955	12,561,414
Diluted weighted average shares outstanding	19,502,018	12,561,414	16,849,955	12,561,414
Earnings (loss) per share:
Basic EPS	$0.02	$0.03	$(0.50)	$(0.05)
Diluted EPS	$0.02	$0.03	$(0.50)	$(0.05)
During the forty weeks ended October 6, 2014, 314,956 stock options and 4,660 restricted stock units were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive. During the forty weeks ended October 7, 2013, there were no stock options or restricted units excluded from the diluted EPS calculation.
8.    Income Taxes
Provision for income taxes was $0.6 million and $0.2 million for the forty weeks ended October 6, 2014 and October 7, 2013, respectively. The effective tax rate was (7.2)% and (46.0)% for the forty weeks ended October 6, 2014 and October 7, 2013, respectively. Our quarterly provision for income taxes is measured using an estimated effective tax rate for the period. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year, which in the current quarter is primarily impacted by additional expenses incurred as a result of the follow-on offering completed in August 2014 and a few other operational expenses.

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
9.    Related Party Transactions
Corporate Development and Administrative Services Agreement
Prior to the IPO, Zoe’s Investors terminated the Corporate Development and Administrative Services Agreement with Brentwood Private Equity IV, LLC ("Brentwood"), an owner of membership interests in Zoe’s Investors, the previous sole shareholder. Under the terms of the agreement, Brentwood provided assistance in the corporate development activities and our business growth efforts. As consideration for services provided, we provided reimbursement for business expenses related to performance of this agreement and an annual consulting fee based on Adjusted EBITDA as defined in the agreement. We had no expenses and $0.08 million of expenses during the twelve weeks ended October 6, 2014 and October 7, 2013, respectively, related to this agreement and $0.1 million and $0.1 million of expenses during the forty weeks ended October 6, 2014 and October 7, 2013, respectively.
In connection with our follow-on offering on August 19, 2014, we purchased 94,100 shares of our common stock from certain of our officers at $29.04 per share, the net price per share in the offering. We did not receive net proceeds from the offering.
10.    Commitments and Contingencies
Franchise Agreement
Our franchise agreement requires franchisees to remit continuing royalty fees at a specified percentage of the franchisee’s gross sales revenue, provides that we as franchisor, or our authorized representative, will: (a) provide franchisee with written schedules of all foods, food products, beverages, and other items for sale, and the furniture, fixtures, supplies and equipment necessary and required for the operation of the restaurant; (b) provide franchisee with a list of approved suppliers for the products and services necessary and required for the restaurant; (c) upon the reasonable written request of franchisee, render reasonable advisory services by telephone or in writing pertaining to the operation of the restaurant; (d) provide franchisee with a sample of the standard Zoës Kitchen menu, and any modifications to the menu; (e) loan franchisee a copy of the System’s operating manual and any supplements to the manual that may be published by us; and, (f) provide franchisee the opportunity to participate in group purchasing programs that we may use, develop, sponsor or provide on terms and conditions determined solely by us. In addition, as a condition to the commencement of business by the franchisee, the franchisee must attend and successfully complete our training program.
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

11.    Subsequent Events
On November 10, 2014, we purchased from our Louisiana franchisee three franchise restaurants in Louisiana, two restaurants under development and area development rights in Louisiana, which will allow for us to further expand our Company-owned operations in this market. The purchase price for the acquisition was $8.0 million, subject to certain purchase price adjustments.
On November 19, 2014, we completed a follow-on offering of 4,370,000 shares of common stock at a price of $32.00 per share, which included 570,000 shares sold to the underwriters pursuant to their over-allotment option. All of the shares in the offering were offered by the selling stockholders. We did not receive any proceeds from the offering.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our final prospectus filed on November 14, 2014.
In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions set forth under the sections entitled "Risk Factors" and "Forward-Looking Statements" as filed in our final prospectus. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section entitled "Risk Factors" in our final prospectus filed on November 14, 2014.
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

We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 126 restaurants in 15 states as of October 6, 2014, including six franchise restaurants. We opened 24 Company-owned restaurants and acquired two franchise restaurants during the forty weeks ended October 6, 2014. We plan to open 30 to 31 restaurants in 2014, including the restaurants opened in the forty weeks ended October 6, 2014. We expect to double our restaurant base in the next four years. To increase comparable restaurant sales, we plan to heighten brand awareness to drive new customer traffic, increase existing customer frequency and grow our catering business. We believe we are well positioned for future growth with a developed infrastructure capable of supporting a restaurant base that is greater than our existing footprint. Additionally, we believe we have an opportunity to optimize costs and achieve profitability as we benefit from economies of scale.
Key Events
Franchise acquisitions.    Since the beginning of 2009, we have acquired 13 franchise locations. In November 2011, we acquired three franchise restaurants in Houston, Texas; in August 2012, we acquired three franchise restaurants in South Carolina, with two restaurants located in Columbia and one restaurant in Greenville; in January 2014, we acquired two franchise restaurants, with one located in Mobile, Alabama and one located in Destin, Florida; and in November 2014, we acquired from our Louisiana franchisee three franchise restaurants, two restaurants under development, and area development rights in Louisiana.

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
As a result of the IPO and the repayment of our outstanding debt, we have benefited from savings on interest expense and management fees that we incurred as a private company, but we will also expect to incur incremental costs as a public company. Incremental public company costs include legal, accounting, insurance and other compliance costs. We will continue to use our operating cash flows to fund capital expenditures to support restaurant growth as well as to invest in our existing restaurants, infrastructure and information technology. See "Liquidity and Capital Resources."
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
Follow-on Offerings. On August 19, 2014, we completed our follow-on offering of 5,175,000 shares of the Company's common stock at a price of $30.25 per share, which included 675,000 shares sold to the underwriters pursuant to their over-allotment option. All of these shares were offered by the selling stockholders, except for 94,100 shares offered by the Company, the proceeds of which were used by the Company to repurchase the same number of shares from certain of its officers. We did not receive any net proceeds from the offering.
On November 19, 2014, we completed another follow-on offering of 4,370,000 shares of the Company's common stock at a price of $32.00 per share, which included 570,000 shares sold to the underwriters pursuant to their over-allotment option. All of these shares were offered by the selling stockholders. We did not receive any proceeds from the offering.
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
Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for 18 periods or longer. As of October 6, 2014 and October 7, 2013, there were 78 and 52 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
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

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2014	October 7, 2013	October 6, 2014	October 7, 2013
Company-owned Restaurant Base
Beginning of period	116	79	94	67
Openings	4	6	24	18
Franchisee acquisitions	—	—	2	—
Restaurants at end of period	120	85	120	85
Franchise Restaurant Base
Beginning of period	6	8	8	8
Openings	—	—	—	—
Franchisee acquisitions	—	—	(2)	—
Restaurants at end of period	6	8	6	8
Total restaurants	126	93	126	93

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2014	October 7, 2013	October 6, 2014	October 7, 2013
Revenue:
Restaurant sales	99.7%	99.5%	99.7%	99.4%
Royalty fees	0.3%	0.5%	0.3%	0.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (1):
Cost of sales (excluding depreciation and amortization)	33.7%	33.0%	33.4%	33.2%
Labor	27.3%	27.4%	27.7%	27.9%
Store operating expenses	19.1%	17.9%	18.6%	18.4%
General and administrative expenses	11.4%	9.8%	16.5%	10.3%
Depreciation	4.9%	4.8%	5.0%	4.9%
Amortization	0.9%	1.1%	0.9%	1.2%
Pre-opening costs	0.8%	2.0%	1.2%	1.5%
Loss from disposal of equipment	0.1%	0.1%	0.1%	0.2%
Total operating expenses	98.0%	95.8%	103.0%	97.1%
Income (loss) from operations	2.0%	4.2%	(3.0)%	2.9%
Other expenses:
Interest expense, net	1.4%	2.9%	2.2%	3.4%
Loss on extinguishment of debt	—	—	0.7%	—
Loss on interest cap	—	0.0%	—	—
Total other expenses	1.4%	2.9%	2.9%	3.4%
Income (loss) before provision (benefit) for income taxes	0.6%	1.3%	(6.0)%	(0.5)%
Provision (benefit) for income taxes	(0.4)%	0.1%	0.4%	0.2%
Net income (loss)	1.0%	1.2%	(6.4)%	(0.7)%

(1) As a percentage of restaurant sales.

Twelve weeks ended October 6, 2014 compared to Twelve weeks ended October 7, 2013
The following table presents selected consolidated comparative results of operations from our unaudited consolidated financial statements for the twelve weeks ended October 6, 2014 compared to the twelve weeks ended October 7, 2013:

	Twelve Weeks Ended

	October 6, 2014	October 7, 2013	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$43,437	$28,991	$14,446	49.8%
Royalty fees	128	153	(25)	(16.3)%
Total revenue	43,565	29,144	14,421	49.5%
Operating expenses:
Restaurant operating costs:
Cost of sales (excluding depreciation and amortization)	14,638	9,569	5,069	53.0%
Labor	11,871	7,956	3,915	49.2%
Store operating expenses	8,306	5,179	3,127	60.4%
General and administrative expenses	4,973	2,870	2,103	73.3%
Depreciation	2,138	1,413	725	51.3%
Amortization	377	315	62	19.7%
Pre-opening costs	345	595	(250)	(42.0)%
Loss from disposal of equipment	42	25	17	68.0%
Total operating expenses	42,690	27,922	14,768	52.9%
Income from operations	875	1,222	(347)	(28.4)%
Other expenses:
Interest expense, net	605	839	(234)	(27.9)%
Loss on interest cap	—	9	(9)	(100.0)%
Total other expenses	605	848	(243)	(28.7)%
Income before provision (benefit) for income taxes	270	374	(104)	(27.8)%
Provision (benefit) for income taxes	(178)	23	(201)	(873.9)%
Net income	$448	$351	$97	27.6%

Restaurant sales.    The following table summarizes the growth in restaurant sales from the twelve weeks ended October 7, 2013 to the twelve weeks ended October 6, 2014:

(in thousands)	Net Sales
Restaurant sales for twelve weeks ended October 7, 2013	$28,991
Incremental restaurant sales increase due to:
Comparable restaurant sales	1,577
Restaurants not in comparable restaurant base	12,869
Restaurant sales for the twelve weeks ended October 6, 2014	$43,437

Restaurant sales increased by $14.4 million, or 49.8%, for the twelve weeks ended October 6, 2014 compared to the twelve weeks ended October 7, 2013. Restaurants not in the comparable restaurant base and other sales accounted for $12.9 million of this increase. The balance of the growth was due to an increase in comparable restaurant sales of $1.6 million, or 5.9%, in the twelve weeks ended October 6, 2014, comprised primarily of increased customer traffic and product mix at our comparable restaurants.
Franchise and royalty fees.    Royalty fees decreased by $0.03 million, or 16.3%, for the twelve weeks ended October 6, 2014 compared to the twelve weeks ended October 7, 2013. The decrease was primarily attributable to the acquisition of the Destin, Florida and Mobile, Alabama franchise restaurants in January 2014, which resulted in lower royalty fees in the twelve weeks ended October 6, 2014. We recognized no franchise fees for the twelve weeks ended October 6, 2014 or October 7, 2013.
Cost of sales.    Cost of sales increased $5.1 million for the twelve weeks ended October 6, 2014 compared to the twelve weeks ended October 7, 2013, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales increased from 33.0% in the twelve weeks ended October 7, 2013 to 33.7% in the twelve weeks ended October 6, 2014. This increase was primarily driven by higher raw material costs in beef, poultry and seafood.
Labor.    Labor increased by $3.9 million for the twelve weeks ended October 6, 2014 compared to the twelve weeks ended October 7, 2013, due primarily to opening 33 new Company-owned restaurants and acquiring two franchise restaurants since October 7, 2013. As a percentage of restaurant sales, labor decreased from 27.4% in the twelve weeks ended October 7, 2013 to 27.3% in the twelve weeks ended October 6, 2014. This decrease was driven by leverage from increased sales and improved management of hourly labor.
Store operating expenses.    Store operating expenses increased by $3.1 million for the twelve weeks ended October 6, 2014 compared to the twelve weeks ended October 7, 2013, due primarily to opening 33 new Company-owned restaurants and acquiring two franchise restaurants since October 7, 2013. As a percentage of restaurant sales, store operating expense increased from 17.9% in the twelve weeks ended October 7, 2013 to 19.1% in the twelve weeks ended October 6, 2014. This increase was primarily attributable to higher repair and maintenance and marketing costs.
General and administrative expenses.    General and administrative expenses increased by $2.1 million for the twelve weeks ended October 6, 2014 compared to the twelve weeks ended October 7, 2013. As a percentage of revenue, general and administrative expenses increased from 9.8% in the twelve weeks ended October 7, 2013 to 11.4% in twelve weeks ended October 6, 2014. This increase was driven primarily by costs associated with supporting an increased number of restaurants and incremental public company costs.
Depreciation.    Depreciation increased by $0.7 million for the twelve weeks ended October 6, 2014 compared to the twelve weeks ended October 7, 2013, due primarily to opening 33 new Company-owned restaurants and acquiring two franchise restaurants since October 7, 2013. As a percentage of revenue, depreciation increased from 4.8% in the twelve weeks ended October 7, 2013 to 4.9% in the twelve weeks ended October 6, 2014, due to slightly higher build-out costs.
Amortization.    Amortization remained relatively flat in the twelve weeks ended October 6, 2014 compared to the twelve weeks ended October 7, 2013.
Pre-opening costs.    Pre-opening costs decreased by $0.3 million for the twelve weeks ended October 6, 2014 compared to the twelve weeks ended October 7, 2013, due primarily to four new Company-owned restaurants opening in the twelve weeks ended October 6, 2014 compared to six new Company-owned restaurants in the twelve weeks ended October 7, 2013.
Loss from disposal of equipment.    Loss from disposal of equipment remained flat for the twelve weeks ended October 6, 2014 compared to the twelve weeks ended October 7, 2013.
Interest expense.    Interest expense decreased by $0.2 million for the twelve weeks ended October 6, 2014 compared to the twelve weeks ended October 7, 2013, due primarily to repaying all borrowings under our Credit Facility on April 16, 2014.

Benefit for income taxes.    Benefit for income taxes decreased by $0.2 million for the twelve weeks ended October 6, 2014 compared to the twelve weeks ended October 7, 2013. Tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the tax liability cannot offset deferred tax assets. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year, which in the current quarter is primarily impacted by additional expenses incurred as a result of the follow-on offering completed in August 2014 and a few other operational expenses noted above.

Forty Weeks Ended October 6, 2014 compared to Forty Weeks Ended October 7, 2013
The following table presents selected consolidated comparative results of operations from our unaudited consolidated financial statements for the forty weeks ended October 6, 2014 compared to the forty weeks ended October 7, 2013:

	Forty Weeks Ended

	October 6, 2014	October 7, 2013	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$131,316	$87,209	$44,107	50.6%
Royalty fees	403	500	(97)	(19.4)%
Total revenue	131,719	87,709	44,010	50.2%
Operating expenses:
Restaurant operating costs:
Cost of sales (excluding depreciation and amortization)	43,801	28,930	14,871	51.4%
Labor	36,338	24,332	12,006	49.3%
Store operating expenses	24,368	16,005	8,363	52.3%
General and administrative expenses	21,706	9,055	12,651	139.7%
Depreciation	6,639	4,282	2,357	55.0%
Amortization	1,159	1,052	107	10.2%
Pre-opening costs	1,604	1,336	268	20.1%
Loss from disposal of equipment	93	155	(62)	(40.0)%
Total operating expenses	135,708	85,147	50,561	59.4%
Income (loss) from operations	(3,989)	2,562	(6,551)	(255.7)%
Other expenses:
Interest expense, net	2,885	2,967	(82)	(2.8)%
Loss on extinguishment of debt	978	—	978	*
Loss on interest cap	6	18	(12)	(66.7)%
Total other expenses	3,869	2,985	884	29.6%
Loss before provision for income taxes	(7,858)	(423)	(7,435)	1,757.7%
Provision for income taxes	563	194	369	190.2%
Net loss	$(8,421)	$(617)	$(7,804)	1,264.8%
*Not meaningful.

Restaurant sales.    The following table summarizes the growth in restaurant sales from the forty weeks ended October 7, 2013 to the forty weeks ended October 6, 2014:

(in thousands)	Net Sales
Restaurant sales for the forty weeks ended October 7, 2013	$87,209
Incremental restaurant sales increase due to:
Comparable restaurant sales	4,906
Restaurants not in comparable restaurant base	39,201
Restaurant sales for the forty weeks ended October 6, 2014	$131,316
Restaurant sales increased by $44.1 million, or 50.6%, in the forty weeks ended October 6, 2014 compared to the forty weeks ended October 7, 2013. Restaurants not in the comparable restaurant base and other sales accounted for $39.2 million of this increase. The balance of the growth was due to an increase in comparable restaurant sales of $4.9 million, or 6.3%, in the forty weeks ended October 6, 2014 comprised primarily of increased customer traffic and product mix at our comparable restaurants.
Franchise and royalty fees.    Royalty fees decreased by $0.1 million, or 19.4%, in the forty weeks ended October 6, 2014 compared to the forty weeks ended October 7, 2013. The decrease was primarily attributable to the acquisition of the Destin, Florida and Mobile, Alabama franchise restaurants in January 2014, which resulted in lower royalty fees in the forty weeks ended October 6, 2014. We recognized no franchise fees for the forty weeks ended October 6, 2014 and October 7, 2013.
Cost of sales.    Cost of sales increased $14.9 million in the forty weeks ended October 6, 2014 compared to the forty weeks ended October 7, 2013, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales increased from 33.2% in the forty weeks ended October 7, 2013 to 33.4% in the forty weeks ended October 6, 2014. This increase was primarily driven by higher costs in beef, poultry and dairy; offset by lower raw material costs in produce, dry goods and paper.
Labor.    Labor increased by $12.0 million in the forty weeks ended October 6, 2014 compared to the forty weeks ended October 7, 2013, due primarily to opening 33 new Company-owned restaurants and acquiring two franchise restaurants since October 7, 2013. As a percentage of restaurant sales, labor decreased from 27.9% in the forty weeks ended October 7, 2013 to 27.7% in the forty weeks ended October 6, 2014. This decrease was driven by leverage from increased sales and improved management of hourly labor.
Store operating expenses.    Store operating expenses increased by $8.4 million in the forty weeks ended October 6, 2014 compared to the forty weeks ended October 7, 2013, due primarily to opening 33 new Company-owned restaurants and acquiring two franchise restaurants since October 7, 2013. As a percentage of restaurant sales, store operating expense increased from 18.4% in the forty weeks ended October 7, 2013 to 18.6% in the forty weeks ended October 6, 2014. This increase was primarily attributable to higher repair and maintenance and marketing costs.
General and administrative expenses.    General and administrative expenses increased by $12.7 million in the forty weeks ended October 6, 2014 compared to the forty weeks ended October 7, 2013. As a percentage of revenue, general and administrative expenses increased from 10.3% in the forty weeks ended October 7, 2013 to 16.5% in the forty weeks ended October 6, 2014. The increase was primarily driven by a $6.2 million increase in equity-based compensation expense due to the accelerated vesting of stock and stock options as of the date of the IPO, $0.8 million of additional accounting expense and $1.2 million of non-capitalized IPO and follow-on offering-related expenses. Other costs increased primarily due to costs associated with supporting an increased number of restaurants and incremental public company costs.
Depreciation.    Depreciation increased by $2.4 million in the forty weeks ended October 6, 2014 compared to the forty weeks ended October 7, 2013, due primarily to opening 33 new Company-owned restaurants and acquiring two franchise restaurants since October 7, 2013. As a percentage of revenue, depreciation increased from 4.9% in the forty weeks ended October 7, 2013 to 5.0% in the forty weeks ended October 6, 2014, due to slightly higher build-out costs.

Amortization.    Amortization increased by $0.1 million in the forty weeks ended October 6, 2014 compared to the forty weeks ended October 7, 2013, due primarily to the increased amortization of the reacquired rights intangible asset and accelerated amortization of the franchise agreement intangible asset related to the January 2014 acquisition of the Destin, Florida and Mobile, Alabama franchise restaurants, as well as the November 2014 acquisition of the Louisiana restaurants.
Pre-opening costs.    Pre-opening costs increased by $0.3 million in the forty weeks ended October 6, 2014 compared to the forty weeks ended October 7, 2013, due primarily to opening 24 new Company-owned restaurants in the forty weeks ended October 6, 2014 compared to 18 new Company-owned restaurants in the forty weeks ended October 7, 2013.
Loss from disposal of equipment.    Loss from disposal of equipment remained flat in the forty weeks ended October 6, 2014 compared to the forty weeks ended October 7, 2013.
Interest expense.    Interest expense decreased by $0.1 million in the forty weeks ended October 6, 2014 compared to the forty weeks ended October 7, 2013, due primarily to interest from deemed landlord financing increasing $0.7 million offset by lower interest after repaying all outstanding borrowings under our Credit Facility on April 16, 2014.
Loss on extinguishment of debt. Loss on extinguishment of debt was $1.0 million for the forty weeks ended October 6, 2014 as compared to none for the forty weeks ended October 7, 2013. The increase was due primarily to the repayment of the entire amount of outstanding borrowings under our Credit Facility.
Provision for income taxes.    Provision for income taxes increased by $0.4 million in the forty weeks ended October 6, 2014 compared to the forty weeks ended October 7, 2013. Tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the tax liability cannot offset deferred tax assets.  The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year, which on a year-to-date basis is primarily impacted by additional expenses incurred as a result of our IPO in April 2014 and our follow-on offering in August 2014, as well as a few other operational expenses noted above.
Adjusted EBITDA
EBITDA is defined as net loss before interest, income taxes and depreciation and amortization.
Adjusted EBITDA is defined as EBITDA plus equity-based compensation expense, management and consulting fees, asset disposals, loss on interest cap, loss on extinguishment of debt, non-capitalized offering-related expenses, executive relocation expenses and pre-opening costs. Adjusted EBITDA is intended as a supplemental measure of our performance that is not required by, or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2014	October 7, 2013	October 6, 2014	October 7, 2013

	(Dollars in thousands)
Adjusted EBITDA:
Net income (loss), as reported	$448	$351	$(8,421)	$(617)
Depreciation and amortization	2,515	1,728	7,798	5,334
Interest expense, net	605	839	2,885	2,967
Provision (benefit) for income taxes	(178)	23	563	194
EBITDA	3,390	2,941	2,825	7,878
Asset disposals and loss on interest cap (1)	42	34	99	173
Management and consulting fees (2)	—	73	113	181
Equity-based compensation expense	54	14	6,245	59
Loss on extinguishment of debt	—	—	978	—
Pre-opening costs (3)	345	595	1,604	1,336
Offering related expenses (4)	650	—	1,176	—
Executive relocation expenses (5)	170	—	170	—
Adjusted EBITDA	$4,651	$3,657	$13,210	$9,627

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
(5) Represents costs associated with the relocation packages of an executive.

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
We believe that cash and cash equivalents and expected cash flow from operations are adequate to fund operating lease obligations, capital expenditures and working capital obligations for the next 13 periods. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. See "Risk Factors—Risks Related to Our Business and Industry—We expect to need capital in the future, and we may not be able to generate sufficient cash flow or raise capital on acceptable terms to meet our needs" as filed under our final prospectus as filed on November 14, 2014.

Summary of Cash Flows
Following the IPO, our primary sources of liquidity and cash flows are operating cash flows and the net proceeds from the IPO not used for repayment of our Credit Facility. We are using these sources to fund capital expenditures for new Company-owned restaurant openings, reinvest in our existing restaurants, repurchase restaurants from our franchisees, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 20 days to pay our vendors.

	Forty Weeks Ended
	October 6, 2014	October 7, 2013

	(Dollars in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$14,800	$9,562
Net cash used in investing activities	(25,149)	(20,763)
Net cash provided by financing activities	49,929	11,395

Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased to $14.8 million for the forty weeks ended October 6, 2014 from $9.6 million for the forty weeks ended October 7, 2013. Cash flows from operating assets and liabilities increased by $3.2 million, primarily due to an increase of $1.5 million in cash flows from accounts payable and accrued expenses and other relating to an increase in the number of restaurants under construction. Additionally, cash flows from deferred rent increased $2.5 million due to new Company-owned restaurant openings.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased to $25.1 million for the forty weeks ended October 6, 2014 from $20.8 million for the forty weeks ended October 7, 2013. The increase was primarily due to construction costs for 24 new Company-owned restaurants opened in the forty weeks ended October 6, 2014 compared to 18 new Company-owned restaurants opened during the forty weeks ended October 7, 2013, as well as capital expenditures for future restaurant openings, maintaining our existing restaurants and certain other projects, including the acquisition of two franchise stores in the forty weeks ended October 6, 2014.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities increased to $49.9 million for the forty weeks ended October 6, 2014 from $11.4 million for the forty weeks ended October 7, 2013, primarily due to $91.0 million in net proceeds from the sale of common stock in our IPO offset by a change of $51.5 million in net payments on our Credit Facility which was repaid in full following the IPO.
Credit Facility
On April 16, 2014, we repaid all outstanding borrowings under our existing Credit Facility and at October 6, 2014, we no longer have a Credit Facility.
Off-Balance Sheet Arrangements
As of October 6, 2014, we did not have any off-balance sheet arrangements.

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
We believe our critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable. Our critical accounting polices and estimates are described in our annual consolidated financial statements and the related notes in our final prospectus filed on November 14, 2014.
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
We have no long-term indebtness and are not subject to any interest rate risk.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of October 6, 2014 because of the material weakness in our internal control over financial reporting as previously discussed in our final prospectuses filed on April 14, 2014, August 15, 2014 and November 14, 2014. This weakness related to the lack of adequately documented accounting policies and procedures. We are continuing to make the necessary investments to remediate this weakness by documenting additional policies, procedures and adding resources, among other steps.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of October 6, 2014. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations or cash flows.
On October 31, 2014, Forsyth Consulting, Inc., a former music vendor for the Company, filed a complaint against the Company in the Circuit Court of Jefferson County, Alabama alleging breach of contract with respect to its prior music service contract. The Company believes this action is without merit and intends to vigorously defend this action.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our final prospectus filed on November 14, 2014.
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
On November 19, 2014, we completed a follow-on offering of 4,370,000 shares of common stock at a price of $32.00 per share, which included 570,000 shares sold to the underwriters pursuant to their over-allotment option. All of the shares in the offering were offered by the selling stockholders. We did not receive any proceeds from the offering.
Purchases of Equity Securities by the Issuer
The table below reflects shares of common stock we repurchased during the third quarter of 2014:

	Total Number of Shares Purchased	Average Price Paid per Share
Purchased 7/15 through 8/11	—	$—
Purchased 8/12 through 9/8	94,100	29.04
Purchased 9/9 through 10/6	—	—
Total	94,100	$29.04

In connection with our follow-on offering in August 2014, 94,100 shares were purchased by us, the proceeds of which were used to repurchase the same number of shares from certain officers at the same net price per share and such repurchased shares are included in the table above.

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

Date: November 20, 2014

ZOE'S KITCHEN, INC.

By:	/s/ Kevin Miles
Name: Kevin Miles
Title: President and Chief Executive Officer

By:	/s/ Jason Morgan
Name: Jason Morgan
Title: Chief Financial Officer