Form 10-Q
period 2015-04-20
Zoe's Kitchen, Inc.
filed 2015-06-04
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended April 20, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
On June 4, 2015, there were 19,315,685 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 20, 2015	December 29, 2014
Assets
Current Assets:
Cash and cash equivalents	$26,398	$29,390
Trade accounts receivable, net of allowance for doubtful accounts of $16 at April 20, 2015 and $12 at December 29, 2014	1,141	678
Other accounts receivable	1,555	1,164
Inventory	1,429	1,295
Prepaid expenses and other	1,483	1,168
Total current assets	32,006	33,695
Property and equipment, net	113,093	103,945
Goodwill	29,528	29,528
Intangibles, net	10,693	11,206
Other long-term assets, net	449	287
Total long-term assets	153,763	144,966
Total assets	185,769	178,661
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,404	$6,131
Accrued expenses and other	10,606	10,175
Total current liabilities	18,010	16,306
Long-term liabilities:
Deemed landlord financing	24,976	23,266
Deferred rent	15,894	13,701
Deferred income taxes	3,986	3,784
Other long-term liabilities, net	330	335
Total long-term liabilities	45,186	41,086
Total liabilities	63,196	57,392
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock: $0.01 par value, 135,000,000 shares authorized as of April 20, 2015 and December 29, 2014; 19,314,968 and 19,292,246 issued and outstanding as of April 20, 2015 and December 29, 2014, respectively.	$193	$193
Additional paid-in capital	143,326	142,714
Accumulated deficit	(20,946)	(21,638)
Total stockholders' equity	122,573	121,269
Total liabilities and stockholders' equity	$185,769	$178,661

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Sixteen Weeks Ended
	April 20, 2015	April 21, 2014
Revenue:
Restaurant sales	$62,949	$46,118
Royalty fees	59	148
Total revenue	63,008	46,266
Restaurant operating costs:
Cost of sales (excluding depreciation and amortization)	19,674	14,920
Labor	17,819	13,100
Store operating expenses	11,787	8,748
General and administrative expenses	7,242	12,268
Depreciation	3,192	2,413
Amortization	512	468
Pre-opening costs	848	816
Loss from disposal of equipment	47	13
Total operating expenses	61,121	52,746
Income (loss) from operations	1,887	(6,480)
Other income and expenses:
Interest expense, net	971	1,659
Loss on extinguishment of debt	—	978
Other income	(10)	—
Loss on interest cap	—	6
Total other income and expenses	961	2,643
Income (loss) before provision for income taxes	926	(9,123)
Provision for income taxes	234	865
Net income (loss)	$692	$(9,988)
Net income (loss) per share:
Basic	$0.04	$(0.76)
Diluted	$0.04	$(0.76)
Weighted average shares of common stock outstanding:
Basic	19,296,710	13,220,268
Diluted	19,519,675	13,220,268

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Sixteen Weeks Ended
	April 20, 2015	April 21, 2014
Cash flows from operating activities:
Net income (loss)	$692	$(9,988)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,192	2,413
Amortization of intangible assets	512	468
Equity-based compensation	305	6,120
Deferred income taxes	243	865
Amortization of loan costs	5	77
Bad debt expense	7	5
Loss from disposal of equipment	47	13
Accretion of deemed landlord financing	80	88
Loss on extinguishment of debt	—	978
Changes in operating assets and liabilities:
Trade accounts receivable	(469)	(206)
Other accounts receivable	(391)	(567)
Inventory	(134)	(184)
Prepaid expenses and other	(386)	(154)
Accounts payable	2,165	1,047
Accrued expenses and other	(417)	1,191
Deferred rent	2,178	1,858
Net cash provided by operating activities	7,629	4,024
Cash flows from investing activities:
Purchase of property and equipment	(11,411)	(11,045)
Acquisition purchase price, net of cash acquired	—	(1,145)
Proceeds from sale of property and equipment	49	43
Net cash used in investing activities	(11,362)	(12,147)
Cash flows from financing activities:
Proceeds from line of credit	—	7,900
Payments on long-term debt	—	(49,300)
Proceeds from issuance of common stock, net of underwriter fees	—	93,581
Payments of costs associated with initial public offering	—	(989)
Proceeds from deemed landlord financing	530	299
Proceeds from exercise of stock options	308	—
Payments of loan acquisition fees	(97)	—
Net cash provided by financing activities	741	51,491
Net change in cash and cash equivalents	(2,992)	43,368
Cash and cash equivalents:
Beginning of year	29,390	1,149
End of period	$26,398	$44,517
Supplemental disclosure of cash flow information:
Cash paid for interest related to long-term debt	$4	$682
Cash paid for interest related to deemed landlord financing	985	793
Non-cash deemed landlord financing	1,100	(1,400)
Change in accrued purchases of property and equipment	(68)	(626)
Accrued costs associated with initial public offering	—	1,548

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us"), primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of April 20, 2015, we operated 141 Company-owned restaurants and three franchise restaurants in 16 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All of our assets are located in the United States.
On April 16, 2014, we completed an initial public offering (the "IPO") of 6,708,332 shares of common stock at a price to the public of $15.00 per share, which included 874,999 shares sold to the underwriters pursuant to their over-allotment option. All share and per share data have been retroactively restated in the accompanying financial statements to give effect to a 125,614.14:1 stock split, which became effective on April 14, 2014. After underwriter discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $91.0 million. A portion of these proceeds were used to repay all of the outstanding borrowings under our 2011 Credit Facility (as defined herein, see Note 4).
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
Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Due to the seasonality of our business, results for any interim financial period are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new restaurants. These interim unaudited consolidated financial statements do not represent complete financial statements and should be read in conjunction with our annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2014 (the "2014 Form 10-K"). While the consolidated balance sheet data as of December 29, 2014 was derived from audited financial statements, it does not include all disclosures required by GAAP.
Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is the same as net income (loss) for all periods presented. Therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

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
Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Monday of the calendar year. Fiscal years ended December 28, 2015 and December 29, 2014 consist of 52 weeks. Our first fiscal quarter consists of 16 weeks, and each of our second, third and fourth fiscal quarters consists of 12 weeks, except for a 53-week year when the fourth quarter has 13 weeks.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, such as valuation of long-lived, definite and indefinite-lived assets, estimated useful lives of assets, the reasonably assured lease terms of operating leases, the construction costs of leases where the Company is considered the owner during and after the construction period, allowance for doubtful accounts, the fair value and forfeiture rates related to equity-based compensation, insurance reserves, and deferred tax valuation allowances, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
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
In April 2014, the FASB issued ASU, 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This update is effective in fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a material impact on our consolidated financial position or results of operations.

2.    Supplemental Information
Property and equipment, net consisted of the following (in thousands):

	April 20, 2015	December 29, 2014
Buildings under deemed landlord financing	$19,800	$18,700
Leasehold improvements	81,333	73,096
Machinery and equipment	19,625	17,596
Furniture and fixtures	4,367	3,948
Automobiles	3,426	3,141
Computer equipment	5,359	4,825
Construction in progress	5,644	6,047
Property and equipment, gross	139,554	127,353
Less: Accumulated depreciation	(26,461)	(23,408)
Total Property and equipment, net	$113,093	$103,945
Accrued expenses and other consisted of the following (in thousands):

	April 20, 2015	December 29, 2014
Accrued payroll and payroll taxes	$3,730	$3,935
Accrued capital purchases	2,429	1,604
Sales tax payable	1,293	1,061
Gift certificate payable	529	896
Other accrued expenses	2,625	2,679
Total Accrued expenses and other	$10,606	$10,175

3.    Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.

4.    Bank Line of Credit and Term Loan
On April 16, 2014, we repaid in full our outstanding $37.5 million term loan and $2.9 million line of credit (the "2011 Credit Facility") with a portion of the proceeds from our IPO. Upon repayment, the 2011 Credit Facility and all related agreements were terminated. In addition, we wrote-off all unamortized loan costs, resulting in a loss on extinguishment of debt of $1.0 million.
On February 6, 2015, we entered into a credit facility with Wells Fargo Bank, National Association (the "2015 Credit Facility"). The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of April 20, 2015, we have no indebtedness under the 2015 Credit Facility.
Revolving credit loans under the 2015 Credit Facility bear interest, at the Company’s election, at either the base rate plus an applicable margin, or LIBOR plus an applicable margin. The base rate consists of the highest of the prime rate, the federal funds rate plus 0.5% and LIBOR plus 1.0%. The applicable margin and associated loan commitment fee consists of two pricing levels based on the Company’s consolidated total debt ratio. If this debt ratio is greater than or equal to 2.50 to 1, then the unused commitment fee is 0.15% per annum, and the applicable margin is LIBOR plus 1.5% or the base rate plus 0.5%. If this debt ratio is less than 2.50 to 1.00, then the unused commitment fee is 0.125% per annum and the applicable margin is LIBOR plus 1.0% or the base rate.
The 2015 Credit Facility includes specific financial covenants such as a leverage ratio and an interest coverage ratio. We are also subject to other customary covenants, including limitations on additional borrowings, dividend payments and acquisitions.

5.    Equity-based Compensation
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
The following table summarizes our stock option plan:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding as of December 29, 2014	521,470	$16.64
Granted	293,500	35.01
Exercised	(20,500)	15.00
Stock Options outstanding as of April 20, 2015	794,470	$23.47
There were 250,000 stock options granted in the prior year that vested immediately upon completion of the IPO and the remainder of the options will vest in four equal annual installments following the date of the grant. The weighted average fair market value of stock options granted in the sixteen weeks ended April 20, 2015 was $13.52 per share, as estimated at the date of grant using the Black-Scholes model using the following weighted average assumptions:

Sixteen Weeks Ended
April 20, 2015
Dividend yield	0%
Expected volatility (1)	36.6%
Risk-free rate of return	1.7%
Expected life (in years) (2)	6.3

(1) Expected volatility was based on competitors within the industry.
(2) Expected life was calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, as we do not have sufficient historical data for determining the expected term of our stock option awards.

There were 6,666 restricted stock units outstanding as of December 29, 2014 and 7,235 and 2,222 restricted stock units were granted and vested, respectively, during the sixteen weeks ended April 20, 2015. All of our outstanding restricted stock units vest in three equal annual installments following the date of the grant.
We recognized equity-based compensation as a component of general and administrative expenses of $0.3 million and $6.1 million during the sixteen weeks ended April 20, 2015 and April 21, 2014, respectively. Of the total equity-based compensation recognized in the sixteen weeks ended April 21, 2014, $4.9 million is related to accelerated vesting of outstanding equity awards at the IPO and $1.2 million is related to stock options granted at the date of the IPO. As of April 20, 2015, total unrecognized compensation expense related to non-vested stock awards, including an estimate for pre-vesting forfeitures, was $5.0 million, which is expected to be recognized over a weighted-average period of 3.6 years.

6.    Earnings Per Share
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
The following table presents the computation of basic and diluted net loss per share for the period indicated:

	Sixteen Weeks Ended
	April 20, 2015	April 21, 2014
Net income (loss) (in thousands):	$692	$(9,988)
Shares:
Basic weighted average shares outstanding	19,296,710	13,220,268
Diluted weighted average shares outstanding	19,519,675	13,220,268
Earnings (loss) per share:
Basic EPS	$0.04	$(0.76)
Diluted EPS	$0.04	$(0.76)
During the sixteen weeks ended April 20, 2015, 198,729 stock options and 517 restricted stock units were excluded from the diluted earnings per share calculation and during the sixteen weeks ended April 21, 2014, 17,972 stock options and 310 restricted stock units were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.

7.    Income Taxes
Provision for income taxes was $0.2 million and $0.9 million for the sixteen weeks ended April 20, 2015 and April 21, 2014, respectively. The effective tax rate was 24.7% and (9.5)% for the sixteen weeks ended April 20, 2015 and April 21, 2014, respectively. Our quarterly provision for income taxes is measured using an estimated effective tax rate for the period. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year, which for the sixteen weeks ended April 21, 2014 was impacted by additional expenses incurred as a result of our IPO completed in April 2014.

8.    Related Party Transactions
Corporate Development and Administrative Services Agreement
Prior to the IPO, we terminated the Corporate Development and Administrative Services Agreement dated October 31, 2007 (the "Corporate Services Agreement") with Brentwood Private Equity IV, LLC ("Brentwood"), our former controlling shareholder. Under the terms of the agreement, Brentwood provided assistance in our corporate development activities and our business growth efforts. As consideration for Brentwood's services, we provided reimbursement for business expenses related to performance of this agreement and an annual consulting fee based on Adjusted EBITDA as defined in the agreement. We had no expenses related to this agreement during the sixteen weeks ended April 20, 2015 and $0.1 million during the sixteen weeks ended April 21, 2014.

9.    Commitments and Contingencies
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
We are currently involved in various claims and legal actions that arise in the ordinary course of our business, including claims resulting from employment related matters. None of these claims, most of which are covered by insurance, has had a material effect on us. As of the date of this report, other than as set forth above, we are not party to any material pending legal proceedings and are not aware of any claims that could have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.
Other Commitments
In connection with the IPO, the Company entered into employment agreements with two of its executives, superseding their existing employment agreements as discussed in our definitive proxy statement filed with the SEC on April 27, 2015. The employment agreements have an initial term of three years, with subsequent one year extensions unless terminated by the Company or the executive. Under both employment agreements, if the executive’s employment is terminated without "cause" or by the executive with "good reason", the executive is entitled to the following severance payments: a) 12 months of continued base salary; b) 12 months of continued health plan coverage, provided the executive continues to pay the relevant employee portion on an after-tax basis that was being paid prior to termination and provided that such coverage will cease if the executive obtains coverage through a new employer; c) a prorated annual bonus amount based on certain performance metrics and; (d) prorated vesting of any incentive equity shares that would have otherwise vested in the 12-month period following termination. The severance payments are conditioned upon the executive entering into a general release in favor of the Company and our affiliates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our 2014 Form 10-K.
In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions set forth under the sections entitled "Risk Factors" and "Forward-Looking Statements" as filed in our 2014 Form 10-K.
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

We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 144 restaurants in 16 states as of April 20, 2015, including three franchise restaurants. We opened 12 Company-owned restaurants during the sixteen weeks ended April 20, 2015. We plan to open 31 to 33 restaurants in 2015, including the restaurants opened in the sixteen weeks ended April 20, 2015. We expect to double our restaurant base in the next four years. To increase comparable restaurant sales, we plan to heighten brand awareness to drive new customer traffic, increase existing customer frequency and grow our catering business. We believe we are well positioned for future growth with a developed infrastructure capable of supporting a restaurant base that is greater than our existing footprint. Additionally, we believe we have an opportunity to optimize costs and achieve profitability as we benefit from economies of scale.
Key Events
Franchise acquisitions.    Since the beginning of 2009, we have acquired 11 franchise locations. In November 2011, we acquired three franchise restaurants in Houston, Texas; in August 2012, we acquired three franchise restaurants in South Carolina, with two restaurants located in Columbia and one restaurant in Greenville; in January 2014, we acquired two franchise restaurants, with one located in Mobile, Alabama and one located in Destin, Florida; and in November 2014, we acquired from our Louisiana franchisee three franchise restaurants, two restaurants under development, and area development rights in Louisiana.

Initial Public Offering. On April 16, 2014, we completed our IPO of 6,708,332 shares of common stock at a price to the public of $15.00 per share, which included 874,999 shares of common stock sold to the underwriters pursuant to their over-allotment option. After underwriters discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $91.0 million. A portion of these proceeds were used to repay the outstanding indebtness under our 2011 Credit Facility, which at the time of the IPO had an outstanding balance of approximately $48.3 million. We have used the remainder of the proceeds to support our growth, primarily through opening new restaurants and for working capital and general corporate expenses.
As a result of our IPO and the repayment of our outstanding debt, we have benefited from savings on interest expense and management fees that we incurred as a private company. We also expect to incur incremental costs as a public company including legal, accounting, insurance, information technology and other compliance costs. We will continue to use our operating cash flows to fund capital expenditures to support restaurant growth as well as to invest in our existing restaurants, infrastructure and information technology. See "Liquidity and Capital Resources."
Further, in connection with our IPO, we incurred $6.1 million of equity-based compensation expenses, which includes $4.9 million related to accelerated vesting of outstanding equity awards at the IPO and $1.2 million related to stock options granted at the date of the IPO. The financial impact of the IPO affects the comparability of our post-IPO financial performance to our pre-IPO financial performance.
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
Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for 18 periods or longer. As of April 20, 2015 and April 21, 2014, there were 94 and 63 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
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

Consistent with common industry practice, we present comparable restaurant sales on a fiscal calendar basis that aligns current year sales weeks with comparable periods in the prior year, regardless of whether they belong to the same calendar period or not. Since opening new Company-owned restaurants will be a significant component of our revenue growth, comparable restaurant sales is only one measure of how we evaluate our performance.
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

	Sixteen Weeks Ended
	April 20, 2015	April 21, 2014
Company-owned Restaurant Base
Beginning of period	129	94
Openings	12	13
Franchisee acquisitions	—	2
Restaurants at end of period	141	109
Franchise Restaurant Base
Beginning of period	3	8
Openings	—	—
Franchisee acquisitions	—	(2)
Restaurants at end of period	3	6
Total restaurants	144	115

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
Loss on extinguishment of debt.    Loss on extinguishment of debt consists of the write-off of unamortized loan costs and other fees, following the repayment of our 2011 Credit Facility.
Interest expense.    Interest expense includes cash and imputed non-cash charges related to our deemed landlord financing, non-cash charges related to our residual value obligations, amortization of debt issue costs as well as cash payments and accrued charges related to our 2011 Credit Facility.
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

	Sixteen Weeks Ended
	April 20, 2015	April 21, 2014
Revenue:
Restaurant sales	99.9%	99.7%
Royalty fees	0.1%	0.3%
Total revenue	100.0%	100.0%
Restaurant operating costs (1):
Cost of sales (excluding depreciation and amortization)	31.3%	32.4%
Labor	28.3%	28.4%
Store operating expenses	18.7%	19.0%
General and administrative expenses	11.5%	26.5%
Depreciation	5.1%	5.2%
Amortization	0.8%	1.0%
Pre-opening costs	1.3%	1.8%
Loss from disposal of equipment	0.1%	—%
Total operating expenses	97.0%	114.0%
Income (loss) from operations	3.0%	(14.0)%
Other income and expenses:
Interest expense, net	1.5%	3.6%
Loss on extinguishment of debt	—%	2.1%
Other income	0.0%	—%
Loss on interest cap	—%	0.0%
Total other income and expenses	1.5%	5.7%
Income (loss) before provision for income taxes	1.5%	(19.7)%
Provision for income taxes	0.4%	1.9%
Net income (loss)	1.1%	(21.6)%

(1) As a percentage of restaurant sales.

Sixteen Weeks Ended April 20, 2015 compared to Sixteen Weeks Ended April 21, 2014
The following table presents selected consolidated comparative results of operations from our unaudited consolidated financial statements for the sixteen weeks ended April 20, 2015 compared to the sixteen weeks ended April 21, 2014:

	Sixteen Weeks Ended

	April 20, 2015	April 21, 2014	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$62,949	$46,118	$16,831	36.5%
Royalty fees	59	148	(89)	(60.1)%
Total revenue	63,008	46,266	16,742	36.2%
Operating expenses:
Restaurant operating costs:
Cost of sales (excluding depreciation and amortization)	19,674	14,920	4,754	31.9%
Labor	17,819	13,100	4,719	36.0%
Store operating expenses	11,787	8,748	3,039	34.7%
General and administrative expenses	7,242	12,268	(5,026)	(41.0)%
Depreciation	3,192	2,413	779	32.3%
Amortization	512	468	44	9.4%
Pre-opening costs	848	816	32	3.9%
Loss from disposal of equipment	47	13	34	261.5%
Total operating expenses	61,121	52,746	8,375	15.9%
Income (loss) from operations	1,887	(6,480)	8,367	*
Other income and expenses:
Interest expense, net	971	1,659	(688)	(41.5)%
Loss on extinguishment of debt	—	978	(978)	*
Other income	(10)	—	(10)	*
Loss on interest cap	—	6	(6)	*
Total other income and expenses	961	2,643	(1,682)	(63.6)%
Income (loss) before provision for income taxes	926	(9,123)	10,049	*
Provision (benefit) for income taxes	234	865	(631)	(72.9)%
Net income (loss)	$692	$(9,988)	$10,680	*
*Not meaningful.

Restaurant sales.    The following table summarizes the growth in restaurant sales from the sixteen weeks ended April 21, 2014 to the sixteen weeks ended April 20, 2015:

(in thousands)	Net Sales
Restaurant sales for the sixteen weeks ended April 21, 2014	$46,118
Incremental restaurant sales increase due to:
Comparable restaurant sales	3,010
Restaurants not in comparable restaurant base	13,821
Restaurant sales for the sixteen weeks ended April 20, 2015	$62,949
Restaurant sales increased by $16.8 million, or 36.5%, in the sixteen weeks ended April 20, 2015 compared to the sixteen weeks ended April 21, 2014. Restaurants not in the comparable restaurant base and other sales accounted for $13.8 million of this increase. The balance of the growth was due to an increase in comparable restaurant sales of $3.0 million, or 7.7%, in the sixteen weeks ended April 20, 2015 comprised primarily of a 3.7% increase in customer traffic, 1.2% increase in price and 2.8% increase in product mix at our comparable restaurants.
Royalty fees.    Royalty fees decreased by $0.1 million, or 60.1%, in the sixteen weeks ended April 20, 2015 compared to the sixteen weeks ended April 21, 2014. The decrease was primarily attributable to the acquisition of the Louisiana franchise restaurants in November 2014, which resulted in lower royalty fees in the sixteen weeks ended April 20, 2015.
Cost of sales.    Cost of sales increased $4.8 million in the sixteen weeks ended April 20, 2015 compared to the sixteen weeks ended April 21, 2014, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 32.4% in the sixteen weeks ended April 21, 2014 to 31.3% in the sixteen weeks ended April 20, 2015. This decrease was primarily driven by lower costs in produce, dairy and dry goods, offset by higher costs in beef.
Labor.    Labor increased by $4.7 million in the sixteen weeks ended April 20, 2015 compared to the sixteen weeks ended April 21, 2014, due primarily to opening 29 new Company-owned restaurants and acquiring three franchise restaurants since April 21, 2014. As a percentage of restaurant sales, labor decreased from 28.4% in the sixteen weeks ended April 21, 2014 to 28.3% in the sixteen weeks ended April 20, 2015.
Store operating expenses.    Store operating expenses increased by $3.0 million in the sixteen weeks ended April 20, 2015 compared to the sixteen weeks ended April 21, 2014, due primarily to opening 29 new Company-owned restaurants and acquiring three franchise restaurants since April 21, 2014. As a percentage of restaurant sales, store operating expense decreased from 19.0% in the sixteen weeks ended April 21, 2014 to 18.7% in the sixteen weeks ended April 20, 2015. This decrease was primarily attributable to the timing of our annual general manager conference, which in 2014 occurred in the sixteen weeks ended April 21, 2014 and in 2015 occurred in the twelve weeks ended July 13, 2015.
General and administrative expenses.    General and administrative expenses decreased by $5.0 million in the sixteen weeks ended April 20, 2015 compared to the sixteen weeks ended April 21, 2014. As a percentage of revenue, general and administrative expenses decreased from 26.5% in the sixteen weeks ended April 21, 2014 to 11.5% in the sixteen weeks ended April 20, 2015. The decrease was primarily driven by a $5.8 million decrease in equity-based compensation expense due to the accelerated vesting of stock and stock options and $0.4 million of non-capitalized IPO-related expenses as of the date of the IPO in 2014. These decreases are offset by increased corporate payroll and related expenses associated with supporting an increased number of restaurants and incremental public company costs.
Depreciation.    Depreciation increased by $0.8 million in the sixteen weeks ended April 20, 2015 compared to the sixteen weeks ended April 21, 2014, due primarily to opening 29 new Company-owned restaurants and acquiring three franchise restaurants since April 21, 2014. As a percentage of revenue, depreciation decreased from 5.2% in the sixteen weeks ended April 21, 2014 to 5.1% in the sixteen weeks ended April 20, 2015.
Amortization.    Amortization is flat in the sixteen weeks ended April 20, 2015 compared to the sixteen weeks ended April 21, 2014.

Pre-opening costs.    Pre-opening costs remained relatively flat in the sixteen weeks ended April 20, 2015 compared to the sixteen weeks ended April 21, 2014, due primarily to opening 12 new Company-owned restaurants in the sixteen weeks ended April 20, 2015 compared to 13 new Company-owned restaurants in the sixteen weeks ended April 21, 2014.
Interest expense.    Interest expense decreased by $0.7 million in the sixteen weeks ended April 20, 2015 compared to the sixteen weeks ended April 21, 2014, due primarily to lower interest and amortization of deferred financing costs costs of $0.9 million after repaying all outstanding borrowings under our 2011 Credit Facility on April 16, 2014, offset by interest from deemed landlord financing increasing $0.2 million.
Loss on extinguishment of debt. Loss on extinguishment of debt was $1.0 million for the sixteen weeks ended April 21, 2014 due to the repayment of the entire amount of outstanding borrowings under our 2011 Credit Facility.
Provision for income taxes.    Provision for income taxes decreased by $0.6 million in the sixteen weeks ended April 20, 2015 compared to the sixteen weeks ended April 21, 2014. Our tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the tax liability cannot offset deferred tax assets.  The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year, which in 2014 was primarily impacted by additional expenses incurred as a result of our IPO in April 2014.
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

•
equity-based compensation expense is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing performance for a particular period;

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Sixteen Weeks Ended
	April 20, 2015	April 21, 2014

	(Dollars in thousands)
Adjusted EBITDA:
Net income (loss), as reported	$692	$(9,988)
Depreciation and amortization	3,704	2,881
Interest expense, net	971	1,659
Provision for income taxes	234	865
EBITDA	5,601	(4,583)
Asset disposals and loss on interest cap (1)	47	19
Management and consulting fees (2)	—	113
Equity-based compensation expense (3)	305	6,120
Loss on extinguishment of debt (4)	—	978
Pre-opening costs (5)	848	816
Offering related expenses (6)	—	384
Adjusted EBITDA	$6,801	$3,847

(1) Represents costs related to loss on disposal of equipment and loss on interest cap.
(2) Represents fees payable to Brentwood pursuant to the Corporate Services Agreement, and fees payable to Greg Dollarhyde pursuant to a consulting agreement entered into on March 22, 2011. Both agreements were terminated prior to the completion of the IPO.

(3) Represents non-cash equity-based compensation expense.
(4) Represents the remaining deferred financing costs, loan administrative fee, and interest rate contract that were written off with the repayment of the 2011 Credit Facility.
(5) Represents expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
(6) Represents fees and expenses that were incurred, but not capitalized, in relation to our IPO completed on April 16, 2014.

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
We believe that cash and cash equivalents and expected cash flow from operations are adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully.
Summary of Cash Flows
Following the IPO, our primary sources of liquidity and cash flows are operating cash flows and the net proceeds from the IPO not used for repayment of our 2011 Credit Facility. We are using these sources to fund capital expenditures for new Company-owned restaurant openings, reinvest in our existing restaurants, repurchase restaurants from our franchisees, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 20 days to pay our vendors.

	Sixteen Weeks Ended
	April 20, 2015	April 21, 2014

	(Dollars in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$7,629	$4,024
Net cash used in investing activities	(11,362)	(12,147)
Net cash provided by financing activities	741	51,491

Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased to $7.7 million for the sixteen weeks ended April 20, 2015 from $4.0 million for the sixteen weeks ended April 21, 2014. Net cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.
Net cash provided by operating activities for the sixteen weeks ended April 20, 2015 consisted primarily of net income adjusted for non-cash expenses and an increase in accounts payable and deferred rent. The increase in accounts payable was primarily related to an increase in store accounts payable due to seasonality and the timing of several corporate invoices. The increase in deferred rent was primarily related to new store openings.
Net cash provided by operating activities for the sixteen weeks ended April 21, 2014 consisted primarily of net income adjusted for non-cash expenses, including charges related to accelerated vesting of stock and stock options in connection with our IPO, and an increase in accounts payable, accrued expenses and other, and deferred rent. The increase in accounts payable was primarily related to an increase in store accounts payable due to seasonality. The increase in accrued expenses and other was primarily due to accruals related to our IPO. The increase in deferred rent was primarily related to new store openings.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased to $11.4 million for the sixteen weeks ended April 20, 2015 from $12.1 million for the sixteen weeks ended April 21, 2014. The decrease was primarily due to the acquisition of two franchise stores in the sixteen weeks ended April 21, 2014 for $1.1 million.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities decreased to $0.7 million for the sixteen weeks ended April 20, 2015 from $51.5 million for the sixteen weeks ended April 21, 2014, primarily due to $92.6 million in net proceeds from the sale of common stock in our IPO offset by a change of $41.4 million in net payments on our 2011 Credit Facility which was repaid in full following the IPO in 2014.
Credit Facility
On April 16, 2014, we repaid all outstanding borrowings under the 2011 Credit Facility with a portion of the proceeds from our IPO and subsequently terminated our 2011 Credit Agreement.

On February 6, 2015, we entered into the 2015 Credit Facility with Wells Fargo Bank, National Association. The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of April 20, 2015, we have no indebtedness under the 2015 Credit Facility.
Off-Balance Sheet Arrangements
As of April 20, 2015, we did not have any off-balance sheet arrangements.

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
We believe our critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable. Our critical accounting polices and estimates are described in our annual consolidated financial statements and the related notes in our 2014 Form 10-K.
JOBS Act
On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other non-emerging growth companies.
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
Commodity Price Risk
We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements we use contain risk management techniques designed to minimize price volatility. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of restaurant sales.

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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report, with the participation of our CEO and CFO, as well as other key members of our management. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered in this report.
The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 9, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2014.

Item 2. Unregistered Sales of Equity and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: June 4, 2015

ZOE'S KITCHEN, INC.

By:	/s/ Kevin Miles
Name: Kevin Miles
Title: President and Chief Executive Officer

By:	/s/ Jason Morgan
Name: Jason Morgan
Title: Chief Financial Officer