Form 10-Q
period 2015-07-13
Zoe's Kitchen, Inc.
filed 2015-08-27
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 13, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
On August 27, 2015, there were 19,378,403 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 13, 2015	December 29, 2014
Assets
Current Assets:
Cash and cash equivalents	$24,197	$29,390
Trade accounts receivable, net of allowance for doubtful accounts of $15 at July 13, 2015 and $12 at December 29, 2014	1,131	678
Other accounts receivable	1,647	1,164
Inventory	1,521	1,295
Prepaid expenses and other	2,145	1,168
Total current assets	30,641	33,695
Property and equipment, net	123,860	103,945
Goodwill	29,528	29,528
Intangibles, net	10,318	11,206
Other long-term assets, net	478	287
Total long-term assets	164,184	144,966
Total assets	$194,825	$178,661
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,229	$6,131
Accrued expenses and other	12,443	10,175
Total current liabilities	20,672	16,306
Long-term liabilities:
Deemed landlord financing	27,400	23,266
Deferred rent	17,737	13,701
Deferred income taxes	4,773	3,784
Other long-term liabilities, net	327	335
Total long-term liabilities	50,237	41,086
Total liabilities	70,909	57,392
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock: $0.01 par value, 135,000,000 shares authorized as of July 13, 2015 and December 29, 2014; 19,377,686 and 19,292,246 issued and outstanding as of July 13, 2015 and December 29, 2014, respectively.	$194	$193
Additional paid-in capital	144,548	142,714
Accumulated deficit	(20,826)	(21,638)
Total stockholders' equity	123,916	121,269
Total liabilities and stockholders' equity	$194,825	$178,661

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 13, 2015	July 14, 2014	July 13, 2015	July 14, 2014
Revenue:
Restaurant sales	$54,424	$41,761	$117,373	$87,879
Royalty fees	50	127	109	275
Total revenue	54,474	41,888	117,482	88,154
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	17,313	14,243	36,987	29,163
Labor	15,006	11,367	32,825	24,467
Store operating expenses	10,514	7,314	22,301	16,062
General and administrative expenses	6,261	4,465	13,503	16,733
Depreciation	2,587	2,088	5,779	4,501
Amortization	375	314	887	782
Pre-opening costs	637	443	1,485	1,259
Loss from disposal of equipment	100	38	147	51
Total operating expenses	52,793	40,272	113,914	93,018
Income (loss) from operations	1,681	1,616	3,568	(4,864)
Other income and expenses:
Interest expense, net	711	621	1,682	2,280
Loss on extinguishment of debt	—	—	—	978
Other income	(21)	—	(31)	—
Loss on interest cap	—	—	—	6
Total other income and expenses	690	621	1,651	3,264
Income (loss) before provision for income taxes	991	995	1,917	(8,128)
Provision (benefit) for income taxes	871	(124)	1,105	741
Net income (loss)	$120	$1,119	$812	$(8,869)
Net income (loss) per share:
Basic	$0.01	$0.06	$0.04	$(0.56)
Diluted	$0.01	$0.06	$0.04	$(0.56)
Weighted average shares of common stock outstanding:
Basic	19,334,939	19,269,746	19,313,094	15,812,901
Diluted	19,557,645	19,477,765	19,535,948	15,812,901

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Twenty-eight Weeks Ended
	July 13, 2015	July 14, 2014
Cash flows from operating activities:
Net income (loss)	$812	$(8,869)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,779	4,501
Amortization of intangible assets	887	782
Equity-based compensation	587	6,192
Deferred income taxes	1,046	741
Amortization of loan costs	10	77
Bad debt expense	6	5
Loss from disposal of equipment	147	51
Accretion of deemed landlord financing	122	129
Loss on extinguishment of debt	—	978
Changes in operating assets and liabilities:
Trade accounts receivable	(459)	(258)
Other accounts receivable	(483)	(270)
Inventory	(226)	(246)
Prepaid expenses and other	(1,082)	(852)
Accounts payable	1,255	2,124
Accrued expenses and other	1,232	2,157
Deferred rent	4,026	3,567
Net cash provided by operating activities	13,659	10,809
Cash flows from investing activities:
Purchase of property and equipment	(20,223)	(18,007)
Acquisition purchase price, net of cash acquired	—	(1,145)
Proceeds from sale of property and equipment	58	79
Net cash used in investing activities	(20,165)	(19,073)
Cash flows from financing activities:
Proceeds from line of credit	—	7,900
Payments on long-term debt	—	(49,300)
Proceeds from issuance of common stock, net of underwriter fees	—	93,581
Payments of costs associated with initial public offering	—	(2,538)
Proceeds from deemed landlord financing	162	299
Proceeds from exercise of stock options	1,248	—
Payments of loan acquisition fees	(97)	—
Net cash provided by financing activities	1,313	49,942
Net change in cash and cash equivalents	(5,193)	41,678
Cash and cash equivalents:
Beginning of year	29,390	1,149
End of period	$24,197	$42,827
Supplemental disclosure of cash flow information:
Cash paid for interest related to long-term debt	$10	$812
Cash paid for interest related to deemed landlord financing	1,700	1,433
Non-cash deemed landlord financing	3,850	250
Change in accrued purchases of property and equipment	1,836	(1,459)

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us"), primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of July 13, 2015, we operated 148 Company-owned restaurants and three franchise restaurants in 16 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All of our assets are located in the United States.
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
Departure of Executive Officer
Effective June 18, 2015, Jason Morgan, our Chief Financial Officer ("CFO"), concluded his employment with the Company. The Company has commenced a search for his replacement.

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
Recently Issued Accounting Standards
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory",which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update is effective for us prospectively for annual periods beginning after December 15, 2016, and interim periods therein, with early adoption permitted. The adoption of ASU 2015-11 is not expected to have a material impact on our consolidated financial position or results of operations.
In April 2015, the FASB issued ASU No. 2015-05, "Internal-Use Software (Subtopic 350-40)." This update was issued to provide guidance related to the accounting for fees in a cloud computing arrangement. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to have a material impact on our consolidated financial position or results of operations.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation: Amendments to the Consolidation Analysis." This update improves targeted areas of the consolidation guidance and reduces the number of consolidation models. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on our consolidated financial position or results of operations.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update is effective in fiscal periods beginning after December 15, 2017 and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial position or results of operations.
2.    Supplemental Information
Property and equipment, net consisted of the following (in thousands):

	July 13, 2015	December 29, 2014
Land	$781	$—
Buildings under deemed landlord financing	22,550	18,700
Leasehold improvements	86,373	73,096
Machinery and equipment	20,943	17,596
Furniture and fixtures	4,678	3,948
Automobiles	3,611	3,141
Computer equipment	5,665	4,825
Construction in progress	8,109	6,047
Property and equipment, gross	152,710	127,353
Less: Accumulated depreciation	(28,850)	(23,408)
Total Property and equipment, net	$123,860	$103,945
Accrued expenses and other consisted of the following (in thousands):

	July 13, 2015	December 29, 2014
Accrued payroll and payroll taxes	$3,937	$3,935
Accrued capital purchases	2,598	1,604
Sales tax payable	1,950	1,061
Gift certificate payable	481	896
Other accrued expenses	3,477	2,679
Total Accrued expenses and other	$12,443	$10,175

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

On February 6, 2015, we entered into a credit facility with Wells Fargo Bank, National Association (the "2015 Credit Facility"). The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of July 13, 2015, we have no indebtedness under the 2015 Credit Facility.
Revolving credit loans under the 2015 Credit Facility bear interest, at the Company’s election, at either the base rate plus an applicable margin, or LIBOR plus an applicable margin. The base rate consists of the highest of the prime rate, the federal funds rate plus 0.5% and LIBOR plus 1.0%. The applicable margin and associated loan commitment fee consists of two pricing levels based on the Company’s consolidated total debt ratio. If this debt ratio is greater than or equal to 2.50 to 1, then the unused commitment fee is 0.15% per annum, and the applicable margin is LIBOR plus 1.5% or the base rate plus 0.5%. If this debt ratio is less than 2.50 to 1, then the unused commitment fee is 0.125% per annum and the applicable margin is LIBOR plus 1.0% or the base rate.
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
The following table summarizes our stock option plan:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding as of December 29, 2014	521,470	$16.64
Granted	304,750	35.27
Forfeited	(71,383)	26.82
Exercised	(83,218)	15.00
Stock Options outstanding as of July 13, 2015	671,619	$24.21
For the twenty-eight weeks ended July 13, 2015, there were 33,480 options forfeited in relation to the departure of our CFO. There were 250,000 stock options granted in the prior year that vested immediately upon completion of the IPO and the remainder of the options will vest in four equal annual installments following the date of the grant. The weighted average fair market value of stock options granted in the twenty-eight weeks ended July 13, 2015 was $13.59 per share, as estimated at the date of grant using the Black-Scholes model using the following weighted average assumptions:

Twenty-eight Weeks Ended
July 13, 2015
Dividend yield	0%
Expected volatility (1)	36.4%
Risk-free rate of return	1.7%
Expected life (in years) (2)	6.3

(1) Expected volatility was based on competitors within the industry.
(2) Expected life was calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, as we do not have sufficient historical data for determining the expected term of our stock option awards.

There were 6,666 restricted stock units outstanding as of December 29, 2014 and 7,235 and 2,222 restricted stock units were granted and vested, respectively, during the twenty-eight weeks ended July 13, 2015. All of our outstanding restricted stock units vest in three equal annual installments following the date of the grant.
We recognized equity-based compensation as a component of general and administrative expenses of $0.3 million and $0.1 million during the twelve weeks ended July 13, 2015 and July 14, 2014, respectively, and $0.6 million and $6.2 million during the twenty-eight weeks ended July 13, 2015 and July 14, 2014, respectively. Of the total equity-based compensation recognized in the twenty-eight weeks ended July 14, 2014, $4.9 million is related to accelerated vesting of outstanding equity awards at the IPO and $1.2 million is related to stock options granted at the date of the IPO. As of July 13, 2015, total unrecognized compensation expense related to non-vested stock awards, including an estimate for pre-vesting forfeitures, was $4.2 million, which is expected to be recognized over a weighted-average period of 3.4 years.
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
The following table presents the computation of basic and diluted net loss per share for the period indicated:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 13, 2015	July 14, 2014	July 13, 2015	July 14, 2014
Net income (loss) (in thousands):	$120	$1,119	$812	$(8,869)
Shares:
Basic weighted average shares outstanding	19,334,939	19,269,746	19,313,094	15,812,901
Diluted weighted average shares outstanding	19,557,645	19,477,765	19,535,948	15,812,901
Earnings (loss) per share:
Basic EPS	$0.01	$0.06	$0.04	$(0.56)
Diluted EPS	$0.01	$0.06	$0.04	$(0.56)
During the twelve weeks ended July 13, 2015, there were 339,143 stock options excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the twelve weeks ended July 14, 2014 there were no stock options excluded from the diluted earnings per share calculation.
During the twenty-eight weeks ended July 13, 2015, there were 258,906 stock options and 295 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the twenty-eight weeks ended July 14, 2014, there were 98,661 stock options and 1,664 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.

7.    Income Taxes
Provision for income taxes was $0.9 million for the twelve weeks ended July 13, 2015 and benefit for income taxes was $0.1 million for the twelve weeks ended July 14, 2014. Provision for income taxes was $1.1 million and $0.7 million for the twenty-eight weeks ended July 13, 2015 and July 14, 2014, respectively. The effective tax rate was 57.9% and (9.1)% for the twenty-eight weeks ended July 13, 2015 and July 14, 2014, respectively. Our quarterly provision for income taxes is measured using an estimated effective tax rate for the period. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year, which for the twenty-eight weeks ended July 14, 2014 was impacted by additional expenses incurred as a result of our IPO completed in April 2014.

8.    Related Party Transactions
Corporate Development and Administrative Services Agreement
Prior to the IPO, we terminated the Corporate Development and Administrative Services Agreement dated October 31, 2007 (the "Corporate Services Agreement") with Brentwood Private Equity IV, LLC ("Brentwood"), our former controlling shareholder. Under the terms of the agreement, Brentwood provided assistance in our corporate development activities and our business growth efforts. As consideration for Brentwood's services, we provided reimbursement for business expenses related to performance of this agreement and an annual consulting fee based on Adjusted EBITDA as defined in the agreement. We had no expenses related to this agreement during the twenty-eight weeks ended July 13, 2015 and $0.1 million during the twenty-eight weeks ended July 14, 2014.
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
Effective June 18, 2015, Jason Morgan, our CFO, concluded his employment with the Company. The Company agreed to pay Mr. Morgan $0.5 million pursuant to the terms of his employment agreement as described above and a transition agreement.

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

We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 151 restaurants in 16 states as of July 13, 2015, including three franchise restaurants. We opened 19 Company-owned restaurants during the twenty-eight weeks ended July 13, 2015. We plan to open 31 to 33 restaurants in 2015, including the restaurants opened in the twenty-eight weeks ended July 13, 2015. We expect to double our restaurant base in the next four years. To increase comparable restaurant sales, we plan to heighten brand awareness to drive new customer traffic, increase existing customer frequency and grow our catering business. We believe we are well positioned for future growth with a developed infrastructure capable of supporting a restaurant base that is greater than our existing footprint. Additionally, we believe we have an opportunity to optimize costs and achieve profitability as we benefit from economies of scale.
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
Departure of Executive Officer. Effective June 18, 2015, Jason Morgan, our Chief Financial Officer, concluded his employment with the Company. The Company has commenced a search for his replacement.
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
Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for 18 periods or longer. As of July 13, 2015 and July 14, 2014, there were 105 and 70 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 13, 2015	July 14, 2014	July 13, 2015	July 14, 2014
Company-owned Restaurant Base
Beginning of period	141	109	129	94
Openings	7	7	19	20
Franchisee acquisitions	—	—	—	2
Restaurants at end of period	148	116	148	116
Franchise Restaurant Base
Beginning of period	3	6	3	8
Franchisee acquisitions	—	—	—	(2)
Restaurants at end of period	3	6	3	6
Total restaurants	151	122	151	122

Key Financial Definitions
Restaurant sales.    Restaurant sales represent sales of food and beverages in Company-owned restaurants, net of promotional allowances and employee meals. Restaurant sales in a given period are directly impacted by the number of operating weeks in the period, the number of restaurants we operate and comparable restaurant sales growth.
Royalty fees. Royalty fees represent royalty income from franchisees.
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
Loss from disposal of equipment.    Loss from disposal of equipment is composed of the loss on disposal of assets related to retirements and replacements of leasehold improvements or equipment. These losses are related to normal disposals in the ordinary course of business, along with disposals related to selected restaurant remodeling activities.
Loss on extinguishment of debt.    Loss on extinguishment of debt consists of the write-off of unamortized loan costs and other fees, following the repayment of our 2011 Credit Facility.
Interest expense, net.    Interest expense includes cash and imputed non-cash charges related to our deemed landlord financing, non-cash charges related to our residual value obligations, amortization of debt issue costs as well as cash payments and accrued charges related to our 2011 Credit Facility.
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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 13, 2015	July 14, 2014	July 13, 2015	July 14, 2014
Revenue:
Restaurant sales	99.9%	99.7%	99.9%	99.7%
Royalty fees	0.1%	0.3%	0.1%	0.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Restaurant operating costs (1):
Cost of sales	31.8%	34.1%	31.5%	33.2%
Labor	27.6%	27.2%	28.0%	27.8%
Store operating expenses	19.3%	17.5%	19.0%	18.3%
General and administrative expenses	11.5%	10.7%	11.5%	19.0%
Depreciation	4.7%	5.0%	4.9%	5.1%
Amortization	0.7%	0.7%	0.8%	0.9%
Pre-opening costs	1.2%	1.1%	1.3%	1.4%
Loss from disposal of equipment	0.2%	0.1%	0.1%	0.1%
Total operating expenses	96.9%	96.1%	97.0%	105.5%
Income (loss) from operations	3.1%	3.9%	3.0%	(5.5)%
Other income and expenses:
Interest expense, net	1.3%	1.5%	1.4%	2.6%
Loss on extinguishment of debt	—	—	—	1.1%
Other income	(0.0)%	—	(0.0)%	—
Loss on interest cap	—	—	—	0.0%
Total other income and expenses	1.3%	1.5%	1.4%	3.7%
Income (loss) before provision for income taxes	1.8%	2.4%	1.6%	(9.2)%
Provision (benefit) for income taxes	1.6%	(0.3)%	0.9%	0.8%
Net income (loss)	0.2%	2.7%	0.7%	(10.1)%

(1) As a percentage of restaurant sales.

Twelve Weeks Ended July 13, 2015 compared to Twelve Weeks Ended July 14, 2014
The following table presents selected consolidated comparative results of operations from our unaudited consolidated financial statements for the twelve weeks ended July 13, 2015 compared to the twelve weeks ended July 14, 2014.

	Twelve Weeks Ended

	July 13, 2015	July 14, 2014	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue
Restaurant sales	$54,424	$41,761	$12,663	30.3%
Royalty fees	50	127	(77)	(60.6)%
Total revenue	54,474	41,888	12,586	30.0%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	17,313	14,243	3,070	21.6%
Labor	15,006	11,367	3,639	32.0%
Store operating expenses	10,514	7,314	3,200	43.8%
General and administrative expenses	6,261	4,465	1,796	40.2%
Depreciation	2,587	2,088	499	23.9%
Amortization	375	314	61	19.4%
Pre-opening costs	637	443	194	43.8%
Loss (gain) from disposal of equipment	100	38	62	163.2%
Total operating expenses	52,793	40,272	12,521	31.1%
Income from operations	1,681	1,616	65	4.0%
Other expenses
Interest expense, net	711	621	90	14.5%
Other Income	(21)	—	(21)	*
Total other expenses	690	621	69	11.1%
Income before provision for income taxes	991	995	(4)	(0.4)%
Provision (benefit) for income taxes	871	(124)	995	*
Net income	$120	$1,119	$(999)	(89.3)%
*Not meaningful.

Restaurant sales for twelve weeks ended July 14, 2014	$41,761
Incremental restaurant sales increase due to:
Comparable restaurant sales	2,042
Restaurants not in comparable restaurant base	10,621
Restaurant sales for the twelve weeks ended July 13, 2015	$54,424
Restaurant sales increased by $12.7 million, or 30.3%, for the twelve weeks ended July 13, 2015 compared to the twelve weeks ended July 14, 2014. Restaurants not in the comparable restaurant base and other sales accounted for $10.6 million of this increase. The balance of the growth was due to an increase in comparable restaurant sales of $2.0 million, or 5.6%, in the twelve weeks ended July 13, 2015, comprised primarily of a 1.3% increase in customer traffic, a 0.8% increase in price and 3.5% increase in product mix at our comparable restaurants.
Franchise and royalty fees.    Royalty fees decreased by $0.1 million, or 60.6%, for the twelve weeks ended July 13, 2015 compared to the twelve weeks ended July 14, 2014. The decrease was primarily attributable to the acquisition of the Louisiana franchise restaurants in November 2014, which resulted in lower royalty fees in the twelve weeks ended July 13, 2015 as the stores are now Company-owned. We recognized no franchise fees for the twelve weeks ended July 13, 2015 or July 14, 2014.
Cost of sales.    Cost of sales increased $3.1 million for the twelve weeks ended July 13, 2015 compared to the twelve weeks ended July 14, 2014, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 34.1% in the twelve weeks ended July 14, 2014 to 31.8% in the twelve weeks ended July 13, 2015. This decrease was primarily driven by lower raw material costs in poultry, dairy and dry goods.
Labor.    Labor increased by $3.6 million for the twelve weeks ended July 13, 2015 compared to the twelve weeks ended July 14, 2014, due primarily to opening 29 new Company-owned restaurants and acquiring three franchise restaurants since July 14, 2014. As a percentage of restaurant sales, labor increased from 27.2% in the twelve weeks ended July 14, 2014 to 27.6% in the twelve weeks ended July 13, 2015. This increase was primarily driven by an increase in training stores to support our current growth and wage inflation.
Store operating expenses.    Store operating expenses increased by $3.2 million for the twelve weeks ended July 13, 2015 compared to the twelve weeks ended July 14, 2014, due primarily to opening 29 new Company-owned restaurants and acquiring three franchise restaurants since July 14, 2014. As a percentage of restaurant sales, store operating expense increased from 17.5% in the twelve weeks ended July 14, 2014 to 19.3% in the twelve weeks ended July 13, 2015. This increase was primarily attributable to the timing of our general manager conference, which in 2014 occurred in the sixteen weeks ended April 21, 2014 and in 2015 occurred in the twelve weeks ended July 13, 2015. In addition, the increase was attributable to higher repair and maintenance costs, occupancy from lower sales leverage on new stores and utilities.
General and administrative expenses.    General and administrative expenses increased by $1.8 million for the twelve weeks ended July 13, 2015 compared to the twelve weeks ended July 14, 2014. As a percentage of revenue, general and administrative expenses increased from 10.7% in the twelve weeks ended July 14, 2014 to 11.5% in twelve weeks ended July 13, 2015. This increase was driven primarily by costs associated with our former CFO's departure and increased non-cash equity-based compensation due to a higher fair value associated with our current year equity awards offset by timing of various marketing initiatives.
Depreciation.    Depreciation increased by $0.5 million for the twelve weeks ended July 13, 2015 compared to the twelve weeks ended July 14, 2014, due primarily to opening 29 new Company-owned restaurants and acquiring three franchise restaurants since July 14, 2014. As a percentage of revenue, depreciation decreased from 5.0% in the twelve weeks ended July 14, 2014 to 4.7% in the twelve weeks ended July 13, 2015.
Amortization.    Amortization increased by $0.1 million for the twelve weeks ended July 13, 2015 compared to the twelve weeks ended July 14, 2014.

Pre-opening costs.    Pre-opening costs increased by $0.2 million for the twelve weeks ended July 13, 2015 compared to the twelve weeks ended July 14, 2014. As a percent of revenue, pre-opening costs increased from 1.1% in the twelve weeks ended July 14, 2014 to 1.2% in the twelve weeks ended July 13, 2015.
Interest expense.    Interest expense increased by $0.1 million for the twelve weeks ended July 13, 2015 compared to the twelve weeks ended July 14, 2014.
Provision for income taxes.    Provision for income taxes was $0.9 million for the twelve weeks ended July 13, 2015 compared to a benefit of $0.1 million for the twelve weeks ended July 14, 2014. Tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the tax liability cannot offset deferred tax assets. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year, which in 2014 was impacted by additional expenses incurred as a result of our IPO completed in April 2014.

Twenty-eight Weeks Ended July 13, 2015 compared to Twenty-eight Weeks Ended July 14, 2014
The following table presents selected consolidated comparative results of operations from our unaudited consolidated financial statements for the twenty-eight weeks ended July 13, 2015 compared to the twenty-eight weeks ended July 14, 2014:

	Twenty-eight Weeks Ended

	July 13, 2015	July 14, 2014	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$117,373	$87,879	$29,494	33.6%
Royalty fees	109	275	(166)	(60.4)%
Total revenue	117,482	88,154	29,328	33.3%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	36,987	29,163	7,824	26.8%
Labor	32,825	24,467	8,358	34.2%
Store operating expenses	22,301	16,062	6,239	38.8%
General and administrative expenses	13,503	16,733	(3,230)	(19.3)%
Depreciation	5,779	4,501	1,278	28.4%
Amortization	887	782	105	13.4%
Pre-opening costs	1,485	1,259	226	18.0%
Loss from disposal of equipment	147	51	96	188.2%
Total operating expenses	113,914	93,018	20,896	22.5%
Income (loss) from operations	3,568	(4,864)	8,432	*
Other income and expenses:
Interest expense, net	1,682	2,280	(598)	(26.2)%
Loss on extinguishment of debt	—	978	(978)	*
Other income	(31)	—	(31)	*
Loss on interest cap	—	6	(6)	*
Total other income and expenses	1,651	3,264	(1,613)	(49.4)%
Income (loss) before provision for income taxes	1,917	(8,128)	10,045	*
Provision (benefit) for income taxes	1,105	741	364	49.1%
Net income (loss)	$812	$(8,869)	$9,681	*
*Not meaningful.

Restaurant sales.    The following table summarizes the growth in restaurant sales from the twenty-eight weeks ended July 14, 2014 to the twenty-eight weeks ended July 13, 2015:

(in thousands)	Net Sales
Restaurant sales for the twenty-eight weeks ended July 14, 2014	$87,879
Incremental restaurant sales increase due to:
Comparable restaurant sales	5,052
Restaurants not in comparable restaurant base	24,442
Restaurant sales for the twenty-eight weeks ended July 13, 2015	$117,373

Restaurant sales increased by $29.5 million, or 33.6%, in the twenty-eight weeks ended July 13, 2015 compared to the twenty-eight weeks ended July 14, 2014. Restaurants not in the comparable restaurant base and other sales accounted for $24.4 million of this increase. The balance of the growth was due to an increase in comparable restaurant sales of $5.1 million, or 6.7%, in the twenty-eight weeks ended July 13, 2015 comprised primarily of a 2.5% increase in customer traffic, 1.0% increase in price and 3.1% increase in product mix at our comparable restaurants.
Royalty fees.    Royalty fees decreased by $0.2 million, or 60.4%, in the twenty-eight weeks ended July 13, 2015 compared to the twenty-eight weeks ended July 14, 2014. The decrease was primarily attributable to the acquisition of the Louisiana franchise restaurants in November 2014, which resulted in lower royalty fees in the twenty-eight weeks ended July 13, 2015.
Cost of sales.    Cost of sales increased $7.8 million in the twenty-eight weeks ended July 13, 2015 compared to the twenty-eight weeks ended July 14, 2014, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 33.2% in the twenty-eight weeks ended July 14, 2014 to 31.5% in the twenty-eight weeks ended July 13, 2015. This decrease was primarily driven by lower costs in poultry, dairy, produce and dry goods, offset by higher costs in beef and seafood.
Labor.    Labor increased by $8.4 million in the twenty-eight weeks ended July 13, 2015 compared to the twenty-eight weeks ended July 14, 2014, due primarily to opening 29 new Company-owned restaurants and acquiring three franchise restaurants since July 14, 2014. As a percentage of restaurant sales, labor increased from 27.8% in the twenty-eight weeks ended July 14, 2014 to 28.0% in the twenty-eight weeks ended July 13, 2015. The increase was primarily driven by an increase in training stores to support our current growth and wage inflation.
Store operating expenses.    Store operating expenses increased by $6.2 million in the twenty-eight weeks ended July 13, 2015 compared to the twenty-eight weeks ended July 14, 2014, due primarily to opening 29 new Company-owned restaurants and acquiring three franchise restaurants since July 14, 2014. As a percentage of restaurant sales, store operating expense increased from 18.3% in the twenty-eight weeks ended July 14, 2014 to 19.0% in the twenty-eight weeks ended July 13, 2015. This increase was primarily attributable to higher repair and maintenance costs, occupancy from lower sales leverage on new stores and utilities.
General and administrative expenses.    General and administrative expenses decreased by $3.2 million in the twenty-eight weeks ended July 13, 2015 compared to the twenty-eight weeks ended July 14, 2014. As a percentage of revenue, general and administrative expenses decreased from 19.0% in the twenty-eight weeks ended July 14, 2014 to 11.5% in the twenty-eight weeks ended July 13, 2015. The decrease was primarily driven by a $5.7 million decrease in equity-based compensation expense due to the accelerated vesting of stock and stock options, $0.4 million of non-capitalized IPO-related expenses as of the date of the IPO in 2014 and the timing of various marketing initiatives in 2015. These decreases are offset by increased corporate payroll and related expenses associated with supporting an increased number of restaurants, incremental public company costs and costs associated with our former CFO's departure.
Depreciation.    Depreciation increased by $1.3 million in the twenty-eight weeks ended July 13, 2015 compared to the twenty-eight weeks ended July 14, 2014, due primarily to opening 29 new Company-owned restaurants and acquiring three franchise restaurants since July 14, 2014. As a percentage of revenue, depreciation decreased from 5.1% in the twenty-eight weeks ended July 14, 2014 to 4.9% in the twenty-eight weeks ended July 13, 2015.
Amortization.    Amortization increased by $0.1 million in the twenty-eight weeks ended July 13, 2015 compared to the twenty-eight weeks ended July 14, 2014.
Pre-opening costs.    Pre-opening costs increased by $0.2 million in the twenty-eight weeks ended July 13, 2015 compared to the twenty-eight weeks ended July 14, 2014. As a percent of revenue, pre-opening costs decreased from 1.4% in the twenty-eight weeks ended July 14, 2014 to 1.3% in the twenty-eight weeks ended July 13, 2015.

Interest expense.    Interest expense decreased by $0.6 million in the twenty-eight weeks ended July 13, 2015 compared to the twenty-eight weeks ended July 14, 2014, due primarily to lower interest and amortization of deferred financing costs costs of $0.8 million after repaying all outstanding borrowings under our 2011 Credit Facility on April 16, 2014, offset by interest from deemed landlord financing increasing $0.2 million.
Loss on extinguishment of debt. Loss on extinguishment of debt was $1.0 million for the twenty-eight weeks ended July 14, 2014 due to the repayment of the entire amount of outstanding borrowings under our 2011 Credit Facility.
Provision for income taxes.    Provision for income taxes increased by $0.4 million in the twenty-eight weeks ended July 13, 2015 compared to the twenty-eight weeks ended July 14, 2014. Our tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the tax liability cannot offset deferred tax assets.  The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year, which in 2014 was primarily impacted by additional expenses incurred as a result of our IPO in April 2014.
Adjusted EBITDA
EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization.
Adjusted EBITDA is defined as EBITDA plus equity-based compensation expense, management and consulting fees, asset disposals, loss on interest cap, loss on extinguishment of debt, non-capitalized offering-related expenses, executive transition costs and pre-opening costs. Adjusted EBITDA is intended as a supplemental measure of our performance that is not required by, or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 13, 2015	July 14, 2014	July 13, 2015	July 14, 2014

	(Dollars in thousands)
Adjusted EBITDA:
Net income (loss), as reported	$120	$1,119	$812	$(8,869)
Depreciation and amortization	2,962	2,402	6,666	5,283
Interest expense, net	711	621	1,682	2,280
Provision (benefit) for income taxes	871	(124)	1,105	741
EBITDA	4,664	4,018	10,265	(565)
Asset disposals and loss on interest cap (1)	100	38	147	57
Management and consulting fees (2)	—	—	—	113
Equity-based compensation expense (3)	—	—	—	6,111
Loss on extinguishment of debt (4)	—	—	—	978
Pre-opening costs (5)	637	443	1,485	1,259
Offering related expenses (6)	—	142	—	526
Executive transition costs (7)	549	—	549	—
Adjusted EBITDA	$5,950	$4,641	$12,446	$8,479

(1) Represents costs related to loss on disposal of equipment and loss on interest cap.
(2) Represents fees payable to Brentwood Private Equity IV, LLC ("Brentwood"), our former controlling stockholder, pursuant to the Corporate Development and Administrative Services Agreement dated October 31, 2007 ("Corporate Services Agreement"), and fees payable to Greg Dollarhyde pursuant to a consulting agreement entered into on March 22, 2011. Both agreements were terminated prior to the completion of the IPO.

(3) Represents non-cash equity-based compensation expense associated with the accelerated vesting of stock and stock options at our IPO in April 2014. Amounts previously disclosed for the twelve and twenty-eight weeks ended July 14, 2014 included an additional $72,000 and $79,000, respectively, related to post- IPO non-cash equity-based compensation.

(4) Represents the remaining deferred financing costs, loan administrative fee, and interest rate contract that were written off with the repayment of our 2011 Credit Facility.
(5) Represents expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
(6) Represents fees and expenses that were incurred, but not capitalized, in relation to our IPO completed on April 16, 2014.
(7) Represents costs associated with our former CFO's departure pursuant to his employment and transition agreement.

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

	Twenty-eight Weeks Ended
	July 13, 2015	July 14, 2014

	(Dollars in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$13,659	$10,809
Net cash used in investing activities	(20,165)	(19,073)
Net cash provided by financing activities	1,313	49,942

Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased to $13.7 million for the twenty-eight weeks ended July 13, 2015 from $10.8 million for the twenty-eight weeks ended July 14, 2014. Net cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.
Net cash provided by operating activities for the twenty-eight weeks ended July 13, 2015 consisted primarily of net income adjusted for non-cash expenses and an increase in accounts payable, accrued expenses and other and deferred rent. The increase in accounts payable and accrued expenses and other was primarily related to seasonality and the timing of several corporate invoices. The increase in deferred rent was primarily related to new store openings.
Net cash provided by operating activities for the twenty-eight weeks ended July 14, 2014 consisted primarily of net income adjusted for non-cash expenses, including charges related to accelerated vesting of stock and stock options in connection with our IPO, and an increase in accounts payable, accrued expenses and other, and deferred rent. The increase in accounts payable and accrued expenses and other was primarily related to an increase due to seasonality. The increase in deferred rent was primarily related to new store openings.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased to $20.2 million for the twenty-eight weeks ended July 13, 2015 from $19.1 million for the twenty-eight weeks ended July 14, 2014. The increase was primarily due to the timing of new store openings offset by the acquisition of two franchise stores in the twenty-eight weeks ended July 14, 2014 for $1.1 million.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities decreased to $1.3 million for the twenty-eight weeks ended July 13, 2015 from $49.9 million for the twenty-eight weeks ended July 14, 2014, primarily due to $91.0 million in net proceeds from the sale of common stock in our IPO offset by a change of $41.4 million in net payments on our 2011 Credit Facility which was repaid in full following the IPO in 2014.

Credit Facility
On April 16, 2014, we repaid all outstanding borrowings under the 2011 Credit Facility with a portion of the proceeds from our IPO and subsequently terminated our 2011 Credit Agreement.

On February 6, 2015, we entered into the 2015 Credit Facility with Wells Fargo Bank, National Association. The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of July 13, 2015, we have no indebtedness under the 2015 Credit Facility.
Off-Balance Sheet Arrangements
As of July 13, 2015, we did not have any off-balance sheet arrangements.
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
As an emerging growth company, we have relied on certain exemptions and reduced reporting requirements provided by the JOBS Act. As of the end of our second fiscal quarter in the current year (or July 13, 2015), the market value of our common stock held by non-affiliates exceeded $700 million. Accordingly, we qualify as a large accelerated filer beginning with our Annual Report on Form 10-K for the fiscal year ending December 28, 2015 and will be subject to the reporting and filing requirements applicable to such filers. These requirements include, among other things, (i) providing an auditor's attestation report on our systems of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) providing compensation disclosure required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and (iii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis). To comply with these requirements, we expect to incur additional general and administrative costs related to incremental audit requirements as well as resource needs.  While we expect to comply with these requirements in a timely manner, any failure to do so could have a material adverse effect on our business and results of operations.

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

Item 4. Controls and Procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our President and Chief Executive Officer ("CEO") and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report, with the participation of our CEO and Principal Financial Officer, as well as other key members of our management. Based on this evaluation, our CEO and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered in this report.
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

Item 2. Unregistered Sales of Equity and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Transition Agreement dated August 12, 2015 by and between Zoe's Kitchen, Inc. and Jason Morgan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 27, 2015

ZOE'S KITCHEN, INC.

By:	/s/ Kevin Miles
Name: Kevin Miles
Title: President and Chief Executive Officer

By:	/s/ James Besch
Name: James Besch
Title: Principal Financial Officer