Form 10-Q
period 2015-10-05
Zoe's Kitchen, Inc.
filed 2015-11-19
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended October 5, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
On November 19, 2015, there were 19,383,744 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	October 5, 2015	December 29, 2014
Assets
Current Assets:
Cash and cash equivalents	$20,393	$29,390
Trade accounts receivable, net of allowance for doubtful accounts	1,140	678
Other accounts receivable	1,724	1,164
Inventory	1,614	1,295
Prepaid expenses and other	2,269	1,168
Total current assets	27,140	33,695
Property and equipment, net	128,766	103,945
Goodwill	29,528	29,528
Intangibles, net	9,943	11,206
Other long-term assets, net	474	287
Total long-term assets	168,711	144,966
Total assets	$195,851	$178,661
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,682	$6,131
Accrued expenses and other	13,463	10,175
Total current liabilities	20,145	16,306
Long-term liabilities:
Deemed landlord financing	26,584	23,266
Deferred rent	19,185	13,701
Deferred income taxes	7,600	3,784
Other long-term liabilities, net	296	335
Total long-term liabilities	53,665	41,086
Total liabilities	73,810	57,392
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock: $0.01 par value, 135,000,000 shares authorized as of October 5, 2015 and December 29, 2014; 19,383,744 and 19,292,246 issued and outstanding as of October 5, 2015 and December 29, 2014, respectively.	$194	$193
Additional paid-in capital	144,929	142,714
Accumulated deficit	(23,082)	(21,638)
Total stockholders' equity	122,041	121,269
Total liabilities and stockholders' equity	$195,851	$178,661

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2015	October 6, 2014	October 5, 2015	October 6, 2014
Revenue:
Restaurant sales	$56,333	$43,437	$173,706	$131,316
Royalty fees	51	128	160	403
Total revenue	56,384	43,565	173,866	131,719
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	17,729	14,638	54,716	43,801
Labor	15,861	11,871	48,686	36,338
Store operating expenses	10,589	8,306	32,890	24,368
General and administrative expenses	6,394	4,973	19,897	21,706
Depreciation	2,761	2,138	8,540	6,639
Amortization	375	377	1,262	1,159
Pre-opening costs	689	345	2,174	1,604
Casualty loss	351	—	351	—
Loss from disposal of equipment	50	42	197	93
Total operating expenses	54,799	42,690	168,713	135,708
Income (loss) from operations	1,585	875	5,153	(3,989)
Other income and expenses:
Interest expense, net	767	605	2,449	2,885
Loss on extinguishment of debt	—	—	—	978
Other income	(20)	—	(51)	—
Loss on interest cap	—	—	—	6
Total other income and expenses	747	605	2,398	3,869
Income (loss) before provision for income taxes	838	270	2,755	(7,858)
Provision (benefit) for income taxes	3,094	(178)	4,199	563
Net income (loss)	$(2,256)	$448	$(1,444)	$(8,421)
Net income (loss) per share:
Basic	$(0.12)	$0.02	$(0.07)	$(0.50)
Diluted	$(0.12)	$0.02	$(0.07)	$(0.50)
Weighted average shares of common stock outstanding:
Basic	19,379,907	19,269,746	19,333,138	16,849,955
Diluted	19,379,907	19,478,261	19,333,138	16,849,955

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Forty Weeks Ended
	October 5, 2015	October 6, 2014
Cash flows from operating activities:
Net income (loss)	$(1,444)	$(8,421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,540	6,639
Amortization of intangible assets	1,262	1,159
Equity-based compensation	877	6,245
Deferred income taxes	4,116	563
Amortization of loan costs	15	77
Bad debt expense	5	11
Casualty loss	351	—
Loss from disposal of equipment	197	93
Accretion of deemed landlord financing	201	172
Loss on extinguishment of debt	—	978
Changes in operating assets and liabilities:
Trade accounts receivable	(466)	(357)
Other accounts receivable	(559)	228
Inventory	(332)	(326)
Prepaid expenses and other	(1,207)	(1,088)
Accounts payable	714	2,201
Accrued expenses and other	2,167	2,072
Deferred rent	5,512	4,554
Net cash provided by operating activities	19,949	14,800
Cash flows from investing activities:
Purchase of property and equipment	(30,705)	(24,154)
Acquisition purchase price, net of cash acquired	—	(1,145)
Proceeds from sale of property and equipment	108	150
Net cash used in investing activities	(30,597)	(25,149)
Cash flows from financing activities:
Proceeds from line of credit	—	7,900
Payments on long-term debt	—	(49,300)
Proceeds from issuance of common stock, net of underwriter fees	—	96,314
Payments of costs associated with initial public offering	—	(2,538)
Proceeds from deemed landlord financing	409	286
Proceeds from exercise of stock options	1,339	—
Payments of loan acquisition fees	(97)	—
Repurchase of common stock	—	(2,733)
Net cash provided by financing activities	1,651	49,929
Net change in cash and cash equivalents	(8,997)	39,580
Cash and cash equivalents:
Beginning of year	29,390	1,149
End of period	$20,393	$40,729
Supplemental disclosure of cash flow information:
Cash paid for interest related to long-term debt	$16	$812
Cash paid for interest related to deemed landlord financing	2,450	2,072
Non-cash deemed landlord financing	2,750	1,450
Change in accrued purchases of property and equipment	637	(289)
The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us"), primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of October 5, 2015, we operated 158 Company-owned restaurants and three franchise restaurants in 17 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All of our assets are located in the United States.
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
New Executive Officer
Effective October 2, 2015, we hired Sunil Doshi as our Chief Financial Officer ("CFO").

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
Principles of Consolidation
The consolidated financial statements include the accounts of Zoe’s Kitchen, Inc. and its wholly owned subsidiaries, Zoe’s Kitchen USA, LLC and Soho Franchising, LLC. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements presented herein reflect our financial position, results of operations and cash flows in conformity with GAAP.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. The update was deferred and is effective for reporting periods beginning after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial position or results of operations.

2.    Supplemental Information
Property and equipment, net consisted of the following (in thousands):

	October 5, 2015	December 29, 2014
Land	$806	$—
Buildings under deemed landlord financing	21,450	18,700
Leasehold improvements	93,055	73,096
Machinery and equipment	23,021	17,596
Furniture and fixtures	4,969	3,948
Automobiles	3,853	3,141
Computer equipment	6,011	4,825
Construction in progress	6,667	6,047
Property and equipment, gross	159,832	127,353
Less: Accumulated depreciation	(31,066)	(23,408)
Total Property and equipment, net	$128,766	$103,945
Accrued expenses and other consisted of the following (in thousands):

	October 5, 2015	December 29, 2014
Accrued payroll and payroll taxes	$4,821	$3,935
Accrued capital purchases	2,404	1,604
Sales tax payable	1,760	1,061
Gift certificate payable	430	896
Other accrued expenses	4,048	2,679
Total Accrued expenses and other	$13,463	$10,175

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
On February 6, 2015, we entered into a credit facility with Wells Fargo Bank, National Association (the "2015 Credit Facility"). The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of October 5, 2015, we have no indebtedness under the 2015 Credit Facility.
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
The 2015 Credit Facility includes specific financial covenants such as a leverage ratio and an interest coverage ratio. We are also subject to other customary covenants, including limitations on additional borrowings, dividend payments and acquisitions. As of October 5, 2015, we are in compliance with these financial and other customary covenants.

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
The following table summarizes our stock option plan:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding as of December 29, 2014	521,470	$16.64
Granted	357,750	35.79
Forfeited	(71,383)	26.82
Exercised	(89,276)	15.00
Expired	(2,342)	$35.01
Stock Options outstanding as of October 5, 2015	716,219	$25.33
For the forty weeks ended October 5, 2015, there were 33,480 stock options forfeited and 2,342 stock options expired in relation to the departure of our CFO and 42,000 stock options were granted to the newly appointed CFO.
There were 250,000 stock options granted in the prior year that vested immediately upon completion of the IPO and the remainder of the options will vest in four equal annual installments following the date of the grant.

The weighted average fair market value of stock options granted in the forty weeks ended October 5, 2015 was $13.54 per share, as estimated at the date of grant using the Black-Scholes model using the following weighted average assumptions:

Forty Weeks Ended
October 5, 2015
Dividend yield	0%
Expected volatility (1)	35.8%
Risk-free rate of return	1.6%
Expected life (in years) (2)	6.3

(1) Expected volatility was based on competitors within the industry.
(2) Expected life was calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, as we do not have sufficient historical data for determining the expected term of our stock option awards.

There were 6,666 restricted stock units outstanding as of December 29, 2014 and 7,235 and 2,222 restricted stock units were granted and vested, respectively, during the forty weeks ended October 5, 2015. All of our outstanding restricted stock units vest in three equal annual installments following the date of the grant.
We recognized equity-based compensation as a component of general and administrative expenses of $0.3 million and $0.1 million during the twelve weeks ended October 5, 2015 and October 6, 2014, respectively, and $0.9 million and $6.2 million during the forty weeks ended October 5, 2015 and October 6, 2014, respectively. Of the total equity-based compensation recognized in the forty weeks ended October 6, 2014, $4.9 million is related to accelerated vesting of outstanding equity awards at the IPO and $1.2 million is related to stock options granted at the date of the IPO. As of October 5, 2015, total unrecognized compensation expense related to non-vested stock awards, including an estimate for pre-vesting forfeitures, was $4.5 million, which is expected to be recognized over a weighted-average period of 3.3 years.

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
The following table presents the computation of basic and diluted net income (loss) per share for the period indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2015	October 6, 2014	October 5, 2015	October 6, 2014
Net income (loss) (in thousands):	$(2,256)	$448	$(1,444)	$(8,421)
Shares:
Basic weighted average shares outstanding	19,379,907	19,269,746	19,333,138	16,849,955
Diluted weighted average shares outstanding	19,379,907	19,478,261	19,333,138	16,849,955
Earnings (loss) per share:
Basic EPS	$(0.12)	$0.02	$(0.07)	$(0.50)
Diluted EPS	$(0.12)	$0.02	$(0.07)	$(0.50)
During the twelve weeks ended October 5, 2015, there were 493,039 stock options and 4,619 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the twelve weeks ended October 6, 2014 there were no stock options excluded from the diluted earnings per share calculation.

During the forty weeks ended October 5, 2015, there were 482,435 stock options and 4,302 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the forty weeks ended October 6, 2014, there were 130,504 stock options and 2,275 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.

7.    Income Taxes
Provision for income taxes was $3.1 million for the twelve weeks ended October 5, 2015 and benefit for income taxes was $0.2 million for the twelve weeks ended October 6, 2014. Provision for income taxes was $4.2 million and $0.6 million for the forty weeks ended October 5, 2015 and October 6, 2014, respectively. The effective tax rate was 152.4% and (7.2)% for the forty weeks ended October 5, 2015 and October 6, 2014, respectively. Our quarterly provision for income taxes is measured using an annual estimated effective tax rate for the full year applied to period earnings. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year, which for the forty weeks ended October 6, 2014 was impacted by additional expenses incurred as a result of our IPO completed in April 2014. In addition, our historical fourth quarter results in negative pretax income, creating significant fluctuations in income tax expense and the resultant effective tax rate quarter over quarter and year over year.
We continue to monitor and evaluate the rationale for recording a valuation allowance against our deferred tax assets. As the Company increases earnings and utilizes deferred tax assets, it is possible the valuation allowance could be reduced or eliminated.

8.    Related Party Transactions
Corporate Development and Administrative Services Agreement
Prior to the IPO, we terminated the Corporate Development and Administrative Services Agreement dated October 31, 2007 (the "Corporate Services Agreement") with Brentwood Private Equity IV, LLC ("Brentwood"), our former controlling shareholder. Under the terms of the agreement, Brentwood provided assistance in our corporate development activities and our business growth efforts. As consideration for Brentwood's services, we provided reimbursement for business expenses related to performance of this agreement and an annual consulting fee based on Adjusted EBITDA as defined in the agreement. We had no expenses related to this agreement during the forty weeks ended October 5, 2015 and $0.1 million during the forty weeks ended October 6, 2014.

9.    Casualty loss
During the twelve weeks and forty weeks ended ended October 5, 2015, we recognized a $0.4 million write-off of long-lived assets associated with a restaurant in South Carolina affected by extreme flooding resulting from Hurricane Joaquin. We expect to reopen the restaurant in the upcoming year in the same location.

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
Other Commitments
In connection with the IPO, the Company entered into an employment agreement with our Chief Executive Officer ("CEO"), superseding his existing employment agreement as discussed in our definitive proxy statement filed with the SEC on April 27, 2015. This employment agreement has an initial term of three years, with subsequent one year extensions unless terminated by the Company or the executive. If the executive’s employment is terminated without "cause" or by the executive with "good reason", the executive is entitled to, among other benefits, 12 months of continued base salary, a prorated bonus and prorated vesting of any incentive equity shares that would have otherwise vested in the 12-month period following termination.
Effective June 18, 2015, our former CFO concluded his employment with the Company. The Company agreed to pay our former CFO $0.5 million pursuant to the terms of his employment agreement and a transition agreement.
The Company entered into a severance agreement with Sunil Doshi, our new CFO, effective October 2, 2015. Under this agreement, if the executive’s employment is terminated without "cause" or by the executive with "good reason", the executive is entitled to, among other benefits, of 12 months continued base salary and a prorated annual bonus (based on actual performance).

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

We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 161 restaurants in 17 states as of October 5, 2015, including three franchise restaurants. We opened 29 Company-owned restaurants during the forty weeks ended October 5, 2015. In addition, we have relocated one Company-owned store during the forty weeks ended October 5, 2015. We plan to open 33 restaurants in 2015, including the restaurants opened in the forty weeks ended October 5, 2015. We have opened 33 restaurants as of November 19, 2015. We expect to nearly double our restaurant base in the next four years. To increase comparable restaurant sales, we plan to heighten brand awareness to drive new customer traffic, increase existing customer frequency and grow our catering business. We believe we are well positioned for future growth with a developed infrastructure capable of supporting a restaurant base that is greater than our existing footprint. Additionally, we believe we have an opportunity to optimize costs and achieve profitability as we benefit from economies of scale.
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
Executive Officer Transition. Effective June 18, 2015, our former CFO concluded his employment with the Company. Effective October 2, 2015, we hired Sunil Doshi as our CFO.
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
Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for 18 fiscal periods or longer. As of October 5, 2015 and October 6, 2014, there were 112 and 78 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
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

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2015	October 6, 2014	October 5, 2015	October 6, 2014
Company-owned Restaurant Base
Beginning of period	148	116	129	94
Openings	10	4	29	24
Franchisee acquisitions	—	—	—	2
Restaurants at end of period	158	120	158	120
Franchise Restaurant Base
Beginning of period	3	6	3	8
Franchisee acquisitions	—	—	—	(2)
Restaurants at end of period	3	6	3	6
Total restaurants	161	126	161	126

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
Casualty loss. Casualty loss consists of the loss recognized on the write-off of long-lived assets.
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

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2015	October 6, 2014	October 5, 2015	October 6, 2014
Revenue:
Restaurant sales	99.9%	99.7%	99.9%	99.7%
Royalty fees	0.1%	0.3%	0.1%	0.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Restaurant operating costs (1):
Cost of sales	31.5%	33.7%	31.5%	33.4%
Labor	28.2%	27.3%	28.0%	27.7%
Store operating expenses	18.8%	19.1%	18.9%	18.6%
General and administrative expenses	11.3%	11.4%	11.4%	16.5%
Depreciation	4.9%	4.9%	4.9%	5.0%
Amortization	0.7%	0.9%	0.7%	0.9%
Pre-opening costs	1.2%	0.8%	1.3%	1.2%
Casualty loss	0.6%	—	0.2%	—
Loss from disposal of equipment	0.1%	0.1%	0.1%	0.1%
Total operating expenses	97.2%	98.0%	97.0%	103.0%
Income (loss) from operations	2.8%	2.0%	3.0%	(3.0)%
Other income and expenses:
Interest expense, net	1.4%	1.4%	1.4%	2.2%
Loss on extinguishment of debt	—	—	—	0.7%
Other income	(0.0)%	—	(0.0)%	—
Loss on interest cap	—	—	—	0.0%
Total other income and expenses	1.3%	1.4%	1.4%	2.9%
Income (loss) before provision for income taxes	1.5%	0.6%	1.6%	(6.0)%
Provision (benefit) for income taxes	5.5%	(0.4)%	2.4%	0.4%
Net income (loss)	(4.0)%	1.0%	(0.8)%	(6.4)%

(1) As a percentage of restaurant sales.

Twelve Weeks Ended October 5, 2015 compared to Twelve Weeks Ended October 6, 2014
The following table presents selected consolidated comparative results of operations from our unaudited consolidated financial statements for the twelve weeks ended October 5, 2015 compared to the twelve weeks ended October 6, 2014.

	Twelve Weeks Ended

	October 5, 2015	October 6, 2014	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue
Restaurant sales	$56,333	$43,437	$12,896	29.7%
Royalty fees	51	128	(77)	(60.2)%
Total revenue	56,384	43,565	12,819	29.4%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	17,729	14,638	3,091	21.1%
Labor	15,861	11,871	3,990	33.6%
Store operating expenses	10,589	8,306	2,283	27.5%
General and administrative expenses	6,394	4,973	1,421	28.6%
Depreciation	2,761	2,138	623	29.1%
Amortization	375	377	(2)	(0.5)%
Pre-opening costs	689	345	344	99.7%
Casualty loss	351	—	351	*
Loss (gain) from disposal of equipment	50	42	8	19.0%
Total operating expenses	54,799	42,690	12,109	28.4%
Income from operations	1,585	875	710	81.1%
Other expenses
Interest expense, net	767	605	162	26.8%
Other Income	(20)	—	(20)	*
Total other expenses	747	605	142	23.5%
Income before provision for income taxes	838	270	568	210.4%
Provision (benefit) for income taxes	3,094	(178)	3,272	*
Net income	$(2,256)	$448	$(2,704)	(603.6)%
*Not meaningful.

Restaurant sales.    The following table summarizes the growth in restaurant sales from the twelve weeks ended October 6, 2014 to the twelve weeks ended October 5, 2015:

(in thousands)	Net Sales
Restaurant sales for twelve weeks ended October 6, 2014	$43,437
Incremental restaurant sales increase due to:
Comparable restaurant sales	1,787
Restaurants not in comparable restaurant base	11,109
Restaurant sales for the twelve weeks ended October 5, 2015	$56,333
Restaurant sales increased by $12.9 million, or 29.7%, for the twelve weeks ended October 5, 2015 compared to the twelve weeks ended October 6, 2014. Restaurants not in the comparable restaurant base and other sales accounted for $11.1 million of this increase. The balance of the growth was due to an increase in comparable restaurant sales of $1.8 million, or 4.5%, in the twelve weeks ended October 5, 2015, comprised primarily of a 0.3% increase in price, 0.4% decrease in customer traffic, and a 4.6% increase in product mix at our comparable restaurants.
Franchise and royalty fees.    Royalty fees decreased by $0.1 million, or 60.2%, for the twelve weeks ended October 5, 2015 compared to the twelve weeks ended October 6, 2014. The decrease was primarily attributable to the acquisition of the Louisiana franchise restaurants in November 2014, which resulted in lower royalty fees in the twelve weeks ended October 5, 2015 as the stores are now Company-owned. We recognized no franchise fees for the twelve weeks ended October 5, 2015 or October 6, 2014.
Cost of sales.    Cost of sales increased $3.1 million for the twelve weeks ended October 5, 2015 compared to the twelve weeks ended October 6, 2014, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 33.7% in the twelve weeks ended October 6, 2014 to 31.5% in the twelve weeks ended October 5, 2015. This decrease was primarily driven by lower raw material costs in poultry, dairy, dry goods and paper products.
Labor.    Labor increased by $4.0 million for the twelve weeks ended October 5, 2015 compared to the twelve weeks ended October 6, 2014, due primarily to opening 35 new Company-owned restaurants and acquiring three franchise restaurants since October 6, 2014. As a percentage of restaurant sales, labor increased from 27.3% in the twelve weeks ended October 6, 2014 to 28.2% in the twelve weeks ended October 5, 2015. This increase was primarily driven by an increase in training stores to support our current growth and wage inflation.
Store operating expenses.    Store operating expenses increased by $2.3 million for the twelve weeks ended October 5, 2015 compared to the twelve weeks ended October 6, 2014, due primarily to opening 35 new Company-owned restaurants and acquiring three franchise restaurants since October 6, 2014. As a percentage of restaurant sales, store operating expense decreased from 19.1% in the twelve weeks ended October 6, 2014 to 18.8% in the twelve weeks ended October 5, 2015. This decrease was primarily attributable to lower repair and maintenance costs and store marketing initiatives when compared to the prior year. In addition, store supply costs have decreased due to better management of such costs in 2015.
General and administrative expenses.    General and administrative expenses increased by $1.4 million for the twelve weeks ended October 5, 2015 compared to the twelve weeks ended October 6, 2014. As a percentage of revenue, general and administrative expenses decreased from 11.4% in the twelve weeks ended October 6, 2014 to 11.3% in twelve weeks ended October 5, 2015. This decrease was driven primarily by costs in the twelve weeks ended October 6, 2014 related to our August 2014 follow-on offering offset by increased non-cash equity-based compensation due to high fair value associated with our current year equity awards.
Depreciation.    Depreciation increased by $0.6 million for the twelve weeks ended October 5, 2015 compared to the twelve weeks ended October 6, 2014, due primarily to opening 35 new Company-owned restaurants and acquiring three franchise restaurants since October 6, 2014. As a percentage of revenue, depreciation remained flat for the twelve weeks ended October 5, 2015 and October 6, 2014.

Amortization.    Amortization was flat for the twelve weeks ended October 5, 2015 and October 6, 2014.
Pre-opening costs.    Pre-opening costs increased by $0.3 million for the twelve weeks ended October 5, 2015 compared to the twelve weeks ended October 6, 2014. As a percent of revenue, pre-opening costs increased from 0.8% in the twelve weeks ended October 6, 2014 to 1.2% in the twelve weeks ended October 5, 2015. This increase was driven by opening ten new Company- owned restaurants in the twelve weeks ended October 5, 2015 compared to four in the twelve weeks ended October 6, 2014.
Casualty loss. During the twelve weeks ended October 5, 2015, we recognized a $0.4 million write-off of long-lived assets associated with a restaurant in Columbia, South Carolina affected by extreme flooding resulting from Hurricane Joaquin. We expect to reopen the restaurant in the upcoming year in the same location.
Interest expense.    Interest expense increased by $0.2 million for the twelve weeks ended October 5, 2015 compared to the twelve weeks ended October 6, 2014.
Provision for income taxes.    Provision for income taxes was $3.1 million for the twelve weeks ended October 5, 2015 compared to a benefit of $0.2 million for the twelve weeks ended October 6, 2014. Tax expense for the year typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year, which in 2014 was impacted by additional expenses incurred as a result of our IPO completed in April 2014. In addition, our historical fourth quarter results in negative pretax income, creating significant fluctuations in income tax expense and the resultant effective tax rate quarter over quarter and year over year.

Forty Weeks Ended October 5, 2015 compared to Forty Weeks Ended October 6, 2014
The following table presents selected consolidated comparative results of operations from our unaudited consolidated financial statements for the forty weeks ended October 5, 2015 compared to the forty weeks ended October 6, 2014:

	Forty Weeks Ended

	October 5, 2015	October 6, 2014	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$173,706	$131,316	$42,390	32.3%
Royalty fees	160	403	(243)	(60.3)%
Total revenue	173,866	131,719	42,147	32.0%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	54,716	43,801	10,915	24.9%
Labor	48,686	36,338	12,348	34.0%
Store operating expenses	32,890	24,368	8,522	35.0%
General and administrative expenses	19,897	21,706	(1,809)	(8.3)%
Depreciation	8,540	6,639	1,901	28.6%
Amortization	1,262	1,159	103	8.9%
Pre-opening costs	2,174	1,604	570	35.5%
Casualty loss	351	—	351	*
Loss from disposal of equipment	197	93	104	111.8%
Total operating expenses	168,713	135,708	33,005	24.3%
Income (loss) from operations	5,153	(3,989)	9,142	*
Other income and expenses:
Interest expense, net	2,449	2,885	(436)	(15.1)%
Loss on extinguishment of debt	—	978	(978)	*
Other income	(51)	—	(51)	*
Loss on interest cap	—	6	(6)	*
Total other income and expenses	2,398	3,869	(1,471)	(38.0)%
Income (loss) before provision for income taxes	2,755	(7,858)	10,613	(135.1)%
Provision (benefit) for income taxes	4,199	563	3,636	645.8%
Net income (loss)	$(1,444)	$(8,421)	$6,977	(82.9)%
*Not meaningful.

Restaurant sales.    The following table summarizes the growth in restaurant sales from the forty weeks ended October 6, 2014 to the forty weeks ended October 5, 2015:

(in thousands)	Net Sales
Restaurant sales for the forty weeks ended October 6, 2014	$131,316
Incremental restaurant sales increase due to:
Comparable restaurant sales	6,839
Restaurants not in comparable restaurant base	35,551
Restaurant sales for the forty weeks ended October 5, 2015	$173,706
Restaurant sales increased by $42.4 million, or 32.3%, in the forty weeks ended October 5, 2015 compared to the forty weeks ended October 6, 2014. Restaurants not in the comparable restaurant base and other sales accounted for $35.6 million of this increase. The balance of the growth was due to an increase in comparable restaurant sales of $6.8 million, or 5.9%, in the forty weeks ended October 5, 2015 comprised primarily of a 1.5% increase in customer traffic, 0.8% increase in price and 3.6% increase in product mix at our comparable restaurants.
Royalty fees.    Royalty fees decreased by $0.2 million, or 60.3%, in the forty weeks ended October 5, 2015 compared to the forty weeks ended October 6, 2014. The decrease was primarily attributable to the acquisition of the Louisiana franchise restaurants in November 2014, which resulted in lower royalty fees in the forty weeks ended October 5, 2015.
Cost of sales.    Cost of sales increased $10.9 million in the forty weeks ended October 5, 2015 compared to the forty weeks ended October 6, 2014, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 33.4% in the forty weeks ended October 6, 2014 to 31.5% in the forty weeks ended October 5, 2015. This decrease was primarily driven by lower costs in poultry, dairy, paper products and dry goods, offset by higher costs in beef and seafood.
Labor.    Labor increased by $12.3 million in the forty weeks ended October 5, 2015 compared to the forty weeks ended October 6, 2014, due primarily to opening 35 new Company-owned restaurants and acquiring three franchise restaurants since October 6, 2014. As a percentage of restaurant sales, labor increased from 27.7% in the forty weeks ended October 6, 2014 to 28.0% in the forty weeks ended October 5, 2015. The increase was primarily driven by an increase in training stores to support our current growth and wage inflation.
Store operating expenses.    Store operating expenses increased by $8.5 million in the forty weeks ended October 5, 2015 compared to the forty weeks ended October 6, 2014, due primarily to opening 35 new Company-owned restaurants and acquiring three franchise restaurants since October 6, 2014. As a percentage of restaurant sales, store operating expense increased from 18.6% in the forty weeks ended October 6, 2014 to 18.9% in the forty weeks ended October 5, 2015. This increase was primarily attributable to higher repair and maintenance costs and occupancy from lower sales leverage on new stores offset by lower store supplies costs and store marketing initiatives.
General and administrative expenses.    General and administrative expenses decreased by $1.8 million in the forty weeks ended October 5, 2015 compared to the forty weeks ended October 6, 2014. As a percentage of revenue, general and administrative expenses decreased from 16.5% in the forty weeks ended October 6, 2014 to 11.4% in the forty weeks ended October 5, 2015. The decrease was primarily driven by a $5.4 million decrease in equity-based compensation expense due to the accelerated vesting of stock and stock options as of the date of the IPO and $1.2 million of non-capitalized IPO and follow-on offering related expenses in 2014. These decreases are offset by increased corporate payroll and related expenses associated with supporting an increased number of restaurants, incremental public company costs and costs associated with our executive transition.
Depreciation.    Depreciation increased by $1.9 million in the forty weeks ended October 5, 2015 compared to the forty weeks ended October 6, 2014, due primarily to opening 35 new Company-owned restaurants and acquiring three franchise restaurants since October 6, 2014. As a percentage of revenue, depreciation decreased from 5.0% in the forty weeks ended October 6, 2014 to 4.9% in the forty weeks ended October 5, 2015.

Amortization.    Amortization increased by $0.1 million in the forty weeks ended October 5, 2015 compared to the forty weeks ended October 6, 2014.
Pre-opening costs.    Pre-opening costs increased by $0.6 million in the forty weeks ended October 5, 2015 compared to the forty weeks ended October 6, 2014. As a percent of revenue, pre-opening costs increased from 1.2% in the forty weeks ended October 6, 2014 to 1.3% in the forty weeks ended October 5, 2015.
Casualty loss. During the forty weeks ended October 5, 2015, we recognized a $0.4 million write-off of long-lived assets associated with a restaurant in Columbia, South Carolina affected by extreme flooding resulting from Hurricane Joaquin. We expect to reopen the restaurant in the upcoming year in the same location.
Interest expense.    Interest expense decreased by $0.4 million in the forty weeks ended October 5, 2015 compared to the forty weeks ended October 6, 2014, due primarily to lower interest and amortization of deferred financing costs of $0.8 million after repaying all outstanding borrowings under our 2011 Credit Facility on April 16, 2014, offset by interest from deemed landlord financing increasing $0.4 million.
Loss on extinguishment of debt. Loss on extinguishment of debt was $1.0 million for the forty weeks ended October 6, 2014 due to the repayment of the entire amount of outstanding borrowings under our 2011 Credit Facility.
Provision for income taxes.    Provision for income taxes increased by $3.6 million in the forty weeks ended October 5, 2015 compared to the forty weeks ended October 6, 2014. Our tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets.  The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year, which in 2014 was primarily impacted by additional expenses incurred as a result of our IPO in April 2014. In addition, our historical fourth quarter results in negative pretax income, creating significant fluctuations in income tax expense and the resultant effective tax rate quarter over quarter and year over year.
Adjusted EBITDA
EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization.
Adjusted EBITDA is defined as EBITDA plus equity-based compensation expense, management and consulting fees, asset disposals, loss on interest cap, loss on extinguishment of debt, non-capitalized offering-related expenses, executive transition and relocation costs, casualty loss and pre-opening costs. Adjusted EBITDA is intended as a supplemental measure of our performance that is not required by, or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2015	October 6, 2014	October 5, 2015	October 6, 2014

	(Dollars in thousands)
Adjusted EBITDA:
Net income (loss), as reported	$(2,256)	$448	$(1,444)	$(8,421)
Depreciation and amortization	3,136	2,515	9,802	7,798
Interest expense, net	767	605	2,449	2,885
Provision (benefit) for income taxes	3,094	(178)	4,199	563
EBITDA	4,741	3,390	15,006	2,825
Asset disposals and loss on interest cap (1)	50	42	197	99
Management and consulting fees (2)	—	—	—	113
Equity-based compensation expense (3)	—	—	—	6,111
Loss on extinguishment of debt (4)	—	—	—	978
Pre-opening costs (5)	689	345	2,174	1,604
Casualty loss (6)	351	—	351	—
Offering related expenses (7)	—	650	—	1,176
Executive transition costs (8)	319	—	868	—
Executive relocation costs (9)	—	170	—	170
Adjusted EBITDA	$6,150	$4,597	$18,596	$13,076

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

(3) Represents non-cash equity-based compensation expense associated with the accelerated vesting of stock and stock options at our IPO in April 2014. Amounts previously disclosed for the twelve and forty weeks ended October 6, 2014 included an additional $54,000 and $134,000, respectively, related to post- IPO non-cash equity-based compensation.

(4) Represents the remaining deferred financing costs, loan administrative fee, and interest rate contract that were written off with the repayment of our 2011 Credit Facility.
(5) Represents expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
(6) Represents write-off of long-lived assets associated with a restaurant in Columbia, South Carolina as described in Note 9 to our unaudited consolidated financial statements.
(7) Represents fees and expenses that were incurred, but not capitalized, in relation to our IPO completed on April 16, 2014 and our follow-on offering completed on August 19, 2014
(8) Represents costs associated with our former CFO's departure pursuant to his employment and transition agreement and costs associated with our new CFO pursuant to executive recruiter costs and his employment agreement.

(9) Represents costs associated with the relocation packages of an executive.

Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
We have continued to experience increases in comparable restaurant sales, operating cash flows and restaurant contribution margin. However, the restaurant industry continues to be competitive, and uncertainty exists as to the sustainability of these favorable trends. We have continued to implement various cost savings initiatives, including savings in our food costs through waste reduction and efficiency initiatives in our supply chain and labor costs. We have developed new menu items to appeal to consumers and used marketing campaigns to promote these items.

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

	Forty Weeks Ended
	October 5, 2015	October 6, 2014

	(Dollars in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$19,949	$14,800
Net cash used in investing activities	(30,597)	(25,149)
Net cash provided by financing activities	1,651	49,929

Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased to $19.9 million for the forty weeks ended October 5, 2015 from $14.8 million for the forty weeks ended October 6, 2014. Net cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.
Net cash provided by operating activities for the forty weeks ended October 5, 2015 consisted primarily of net income adjusted for non-cash expenses and an increase in accounts payable, accrued expenses and other and deferred rent. The increase in accounts payable and accrued expenses and other was primarily related to seasonality, timing of new restaurant openings and the timing of several corporate invoices. The increase in deferred rent was primarily related to new store openings.
Net cash provided by operating activities for the forty weeks ended October 6, 2014 consisted primarily of net income adjusted for non-cash expenses, including charges related to accelerated vesting of stock and stock options in connection with our IPO, and increases in accounts payable, accrued expenses and other and deferred rent. The increase in accounts payable and accrued expenses and other was primarily due to seasonality and the timing of new restaurant openings. The increase in deferred rent was primarily related to new store openings.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased to $30.6 million for the forty weeks ended October 5, 2015 from $25.1 million for the forty weeks ended October 6, 2014. The increase was primarily due to the timing of new store openings offset by the acquisition of two franchise stores in the forty weeks ended October 5, 2014 for $1.1 million.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities decreased to $1.7 million for the forty weeks ended October 5, 2015 from $49.9 million for the forty weeks ended October 6, 2014, primarily due to $91.0 million in net proceeds from the sale of common stock in our IPO and follow-on offering offset by a change of $41.4 million in net payments on our 2011 Credit Facility which was repaid in full following the IPO in 2014. In addition, the forty weeks ended October 5, 2015 included $1.3 million of proceeds from the exercise of stock options.

Credit Facility
On April 16, 2014, we repaid all outstanding borrowings under the 2011 Credit Facility with a portion of the proceeds from our IPO and subsequently terminated our 2011 Credit Agreement.

On February 6, 2015, we entered into the 2015 Credit Facility with Wells Fargo Bank, National Association. The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of October 5, 2015, we have no indebtedness under the 2015 Credit Facility.
Off-Balance Sheet Arrangements
As of October 5, 2015, we did not have any off-balance sheet arrangements.
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
As an emerging growth company, we have relied on certain exemptions and reduced reporting requirements provided by the JOBS Act. As of the end of our second fiscal quarter in the current year (or July 13, 2015), the market value of our common stock held by non-affiliates exceeded $700 million. Accordingly, we qualify as a large accelerated filer beginning with our Annual Report on Form 10-K for the fiscal year ending December 28, 2015 and will be subject to the reporting and filing requirements applicable to such filers. These requirements include, among other things, (i) providing an auditor's attestation report on our systems of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) providing compensation disclosure required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and (iii) complying with applicable requirements adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis). To comply with these requirements, we expect to incur additional general and administrative costs related to incremental audit requirements as well as resource needs.  While we expect to comply with these requirements in a timely manner, any failure to do so could have a material adverse effect on our business and results of operations.

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

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 10, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

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

Date: November 19, 2015

ZOE'S KITCHEN, INC.

By:	/s/ Kevin Miles
Name: Kevin Miles
Title: President and Chief Executive Officer

By:	/s/ Sunil Doshi
Name: Sunil Doshi
Title: Chief Financial Officer