Form 10-K
period 2015-12-28
Zoe's Kitchen, Inc.
filed 2016-02-25
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2015
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

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of July 13, 2015, the aggregate market value of the registrant's outstanding common equity held by non-affiliates was $706 million, based on the closing price of the registrant's common stock on such date, the last trading day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 25, 2016, there were 19,385,645 shares of common stock outstanding, par value of $0.01 per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III hereof incorporates certain information by reference from the registrant's definitive proxy statement for its 2016 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 28, 2015.

PART I
Item 1. Business
Our Company
Live Mediterranean. Live Zoes!
Zoës Kitchen (the "Company", "Zoës", "we" or "us") is a fast growing, fast-casual restaurant concept serving a distinct menu of fresh, wholesome, Mediterranean-inspired dishes delivered with Southern hospitality. Founded in 1995 in Birmingham, Alabama, Zoës Kitchen is a natural extension of Zoë Cassimus' lifetime passion for cooking Mediterranean meals for family and friends. Since opening our first restaurant, we have never wavered from our commitment to make our food fresh daily and to serve our customers in a warm and welcoming environment.
We believe our brand delivers on our customers' desire for freshly-prepared food and convenient, unique and high-quality experiences. When choosing to eat at Zoës, they're investing in their "best self". We have grown from 21 restaurants across seven states, including five franchised locations, as of December 29, 2008 to 166 restaurants across 17 states, including three franchised locations, as of December 28, 2015, representing a compound annual growth rate of 34%. Our Company-owned restaurants have generated 24 consecutive fiscal quarters of positive comparable restaurant sales growth, due primarily to increases in customer traffic, which we believe demonstrates our growing brand equity. We have grown our Company-owned restaurant average unit volumes ("AUVs") from approximately $1.1 million in 2009 to approximately $1.6 million in 2015, representing an increase of 37% over that time period. Our growth in comparable restaurant sales since 2009 has allowed us to invest significant amounts of capital to drive growth through the opening of new restaurants and the hiring of personnel required to support our growth plans.

Total Restaurants at End of Fiscal Year	Comparable Restaurant Sales Growth	Average Unit Volumes (Dollars in thousands)

Our Concept
Delivering Goodness, through our food and our people, in the communities we serve.
The word "zoë," which means "life" in Greek, is embraced in every aspect of the Zoës Kitchen culture and is a key concept inspiration. Our mission is to "deliver goodness from the inside out" by: (i) offering a differentiated menu of simple, tasty and fresh Mediterranean cuisine; (ii) extending genuine Southern hospitality with personality, including food delivered to your table; (iii) providing an inviting, cosmopolitan, casual-chic environment in our restaurants; and (iv) delivering an outstanding catering experience for business and social events. Our menu offers meals made from scratch using produce, proteins and other ingredients that are predominantly preservative- and additive-free, including our appetizers, soups, salads, and kabobs. We believe our team members are a reflection of our customers — educated, active and passionate — and embrace our culture of providing engaging, attentive service, which we believe helps drive brand advocacy. Our food, including both hot and cold items, is well suited for catering to a variety of business and social occasions, and we believe our strong catering offering is a significant competitive differentiator that generates consumer trial of our menu and provides additional opportunities for existing customers to enjoy our food off-premises. For 2015, catering represented approximately 16% of our revenue.
We believe we provide an emotional connection to our target customer — educated, affluent women and their families — who represent approximately 70% of our customer visits, based on internal estimates and third-party data. We promote our brand as an extension of our customers' own kitchens by offering meals inspired by family recipes which remind them of food they may have prepared at home, while allowing them to spend extra time with family and friends to fuel a balanced and active lifestyle. We believe our menu is appealing during both lunch and dinner, resulting in a balanced day-part mix of approximately 60% lunch and 40% dinner (excluding catering) for 2015.

Our Strengths
Live Mediterranean. Simple. Tasty. Fresh!
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

•
Tasty.  True to our heritage, the flavors in our menu are born in the Mediterranean and raised in the South. Inspired by family recipes and Zoës simple, fresh-from-the-garden sensibility, our menu features Mediterranean cuisine complemented with a few Southern staples. We offer our customers wholesome, flavorful items such as our chicken, steak and salmon kabobs and chicken and spinach roll-ups (tortillas stuffed with feta cheese, grilled chicken, sundried tomatoes and spinach), each of which is served with a choice of a side item such as braised rosemary white beans, rice pilaf, pasta salad, roasted vegetables or seasonal fruit. Our culinary team delivers flavorful new menu additions with seasonal ingredients allowing our customers to "Live Mediterranean." One example is our Mediterranean Quinoa Salad in which quinoa is combined with broccoli, tomatoes, onions and feta cheese to deliver a nutritious entrée packed with flavor. Our commitment to serving real food, combined with our traditional Mediterranean cooking philosophy, results in food options that are full of flavor and leave guests feeling great.

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
We provide a welcoming environment, attracting customers from a variety of demographic groups. We believe our combination of menu offerings, ambience and location is designed to appeal to educated and affluent women, who along with their families, represent approximately 70% of our customer visits. Our female customers generally lead active lifestyles, have an average annual household income of over $100,000 and a majority of them are college educated. We believe this demographic represents a highly-desirable customer base with strong influence on a family's mealtime decision-making and are strong brand advocates. We also believe they appreciate the authenticity of our brand and the quality of our menu offerings, admire that we are still cooking meals inspired by family recipes and feel good about the food they provide to themselves and their families when choosing Zoës Kitchen. Additionally, we believe our attractive demographic mix and high repeat visit rate make us a desirable tenant to landlords and developers of lifestyle centers seeking to drive traffic to complementary retail businesses.
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
Diverse Revenue Mix Provides Multiple Levers for Growth.    We believe our differentiated menu of both hot and cold food enables our customers to utilize our restaurant for multiple occasions throughout the day. We had a balanced day-part mix of approximately 60% lunch and 40% dinner (excluding catering), and our catering business represented approximately 16% of revenue, in each case, for 2015. We view catering as our third day-part, which helps to increase AUVs and brand awareness by introducing our concept to new customers through trial. We believe we effectively serve both small and large groups in our restaurants, as well as outside of our restaurants with our catering and home meal replacement alternatives, including our Zoës Fresh Take™ grab-and-go coolers and our Mediterranean Family Meals options. In addition, we also serve beer and wine in a majority of our restaurants. We believe the breadth of our offerings provides us multiple levers to continue to drive growth.
Attractive Unit Economic Model with Proven Portability.    Our sophisticated, predictive site selection strategy and flexible new restaurant model have resulted in growth in markets of varying sizes as we have expanded our restaurant base utilizing in-line, end-cap and free-standing restaurant formats. We believe our strong performance across a variety of geographic areas and steady AUV growth are validation of our concept's portability. For 2015, our top 20 performing restaurants were spread across eight different states. We have experienced consistent AUV growth across all of our restaurant vintages.
Our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results and high returns on invested capital. We believe our unit economic model provides a return on investment that is attractive to investors and supports further use of cash flow to grow our restaurant base. Our new restaurant investment model targets an average cash build-out cost of approximately $750,000, net of tenant allowances, AUVs of $1.3 million and cash-on-cash returns in excess of 30% by the end of the third full year of operation. On average, new restaurants opened since the beginning of 2009 have exceeded these AUVs and cash-on-cash return targets within the third year of operations. Additionally, since the majority of our restaurant base was built in 2009 or after, we believe our restaurants are well maintained and will likely require minimal additional capital expenditures in the near term, allowing a majority of our cash flow to be available for investment in new restaurant development and other growth initiatives.
Experienced Management Team.   Our strategic vision and results-driven culture are directed by our senior management team under the leadership of Kevin Miles, who guided the growth of our Company from 22 to 166 restaurants as of December 28, 2015. Mr. Miles joined Zoës Kitchen in 2009 as Executive Vice President of Operations. In 2011, he was promoted to President and Chief Operating Officer, and in 2012, he was promoted to Chief Executive Officer. Mr. Miles is a fast-casual industry veteran with over 20 years of relevant experience including leadership roles at La Madeleine French Bakery and Café, Baja Fresh Mexican Grill and Pollo Campero. He directs a team of dedicated and progressive leaders who are focused on executing our business plan and implementing our growth strategy. We believe our experienced management team is a key driver of our restaurant growth and positions us well for long-term growth.
Our Growth Strategies
Bringing Mediterranean Mainstream. We plan to execute the following strategies to continue to enhance our brand awareness and grow our revenue and achieve profitability.
Grow Our Restaurant Base.    We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 166 restaurants in 17 states as of December 28, 2015. We opened 34 restaurants in 2015 and we plan to open 34 to 36 Company-owned restaurants in 2016. We believe we are in the early stages of our growth story and estimate a long-term total restaurant potential in the United States in excess of 1,600 locations. We utilize a sophisticated site selection process using proprietary methods to identify target markets and expansion opportunities within those markets. Based on this analysis, we believe there is substantial development opportunity in both new and existing markets. We expect to double our restaurant base in the next five years.

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

•
Increase existing customer frequency.  We believe we will be able to continue to increase customer frequency by consistently providing fresh Mediterranean cuisine at a compelling value. We explore new menu additions by drawing upon the rich heritage and flavors of 21 Mediterranean countries and family recipes to enhance our offerings and encourage frequency. We will continue to explore ways to increase the number of occasions (lunch, dinner and catering) and the flexibility of dining options (dine-in, to-go/take home, call-in and online) for our customers to consume our food. We also plan to capitalize on the increasing demand for convenient, high-quality home meal replacement alternatives by expanding the food options in our Zoës Fresh Take™ grab-and-go coolers and Mediterranean Family Meals menu offerings, which include a salad, entrée and side items offered for approximately $30.

•
Grow our catering business.  Our management team has developed innovative solutions, loyalty programs and a dedicated team of sales professionals to enhance our catering offering. We believe our strong catering offering is a significant competitive differentiator and generates consumer trial of our brand as well as provides our existing customers additional ways to enjoy our food off-premise. We offer catering solutions for both business and social occasions, and we believe our hot and cold menu offerings differentiate our catering business as our food is portable and conducive to travel. We are focused on making catering easier for our customers, which we believe helps to promote brand advocacy by allowing customers to be a guest at their own party. We offer social catering solutions designed for our core customers' life events, including Zoës Party Packs, which are bundled catering packages for birthday parties, baby and bridal showers, sporting and outdoor events, girls' night out and family gatherings.

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
When making site selection decisions, we use sophisticated analytical tools designed to uncover key demographic and psychographic characteristics in addition to site specific characteristics, such as visibility, access, signage and traffic patterns, which we believe drive successful restaurant placement. We also consider factors, including daytime population characteristics and residential density, which impact our catering and dine-in businesses. On the ground research is also an important part of the site evaluation process. This includes evaluation of customer traffic patterns, future development in the market, retail synergy and the competitive restaurant landscape. We believe our disciplined process and in-depth analysis, coupled with the development experience of our management team, has contributed to our growth over the last seven years.
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

Our real estate process is governed by our internal Development Committee, which is composed of senior management including our Chief Development Officer. Our Development Committee meets periodically to review new site opportunities and to approve new locations. New sites are identified by our real estate team interfacing with local broker networks in each market. Once a location has been approved by our Development Committee, we begin a design process to align the characteristics and feel of the location to the trade area.
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
Restaurant Design
Restaurant design is handled by our in-house construction team interfacing with outsourced vendor relationships. This approach permits us to maintain control over our design process without adding unnecessary headcount. Our restaurant size averages approximately 2,750 square feet. The dining area of a typical restaurant can seat approximately 80 people, with patios that seat approximately 30 people. We believe the atmosphere of our restaurants creates a warm, inviting environment where friends and family can gather for occasions of all types, encourages repeat visits, inspires brand advocacy and drives increased sales across day-parts.
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
Restaurant Management and Operations
We refer to our approach to management and operations as "progressive and aggressive," and endeavor to run our company to create a superior customer experience by putting people first.
Talent Acquisition and Training.    Our ability to grow our restaurant base depends on hiring and investing in the growth of great talent, and acquiring and training our team members effectively is a significant focus for our company. We aim to hire people with a high desire to serve and please, that embrace the Zoës culture and are a reflection of our customers: active, passionate and full of life. We employ an extensive screening process for our managers, including both behavioral and working interviews. Once hired, employees participate in a six week in-restaurant management training program, and all of our incumbent managers have been through this process. Each quarter we have approximately 30 new manager-in-training candidates at one of our 11 training restaurants, which are located across various geographic regions. This pipeline is intended to assure us that future growth can be supported and that every new Zoës location is staffed with managers that are trained in both our brand and our standards.
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
Restaurant Management and Employees.    Each restaurant typically is staffed with a restaurant manager, an assistant manager and as many as 20 to 30 team members. We cross-train our employees in an effort to create a depth of competency in our critical restaurant functions. Consistent with our emphasis on customer interaction, we encourage our restaurant managers and team members to welcome and interact with customers throughout the day. To lead our restaurant management teams, we have

Regional Operators (each of whom is responsible for between five and ten restaurants), Regional Directors (each of whom is responsible for between four and six Regional Operators), as well as Regional Vice Presidents (each of whom is responsible for two Regional Directors and between four and five Regional Operators). To prepare for our restaurant growth and staffing needs, we train approximately 30 managers per quarter.
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
Food safety is a top priority and we dedicate substantial resources, including our supply chain team and quality assurance teams, to help ensure that our customers enjoy safe, quality food products. We have taken various steps to mitigate food quality and safety risks, including having personnel focused on this goal together with our supply chain team. Our restaurants undergo third-party food safety reviews, internal safety audits and routine health inspections. We also consider the strength of a vendor's food safety program and quality assurance when selecting our distributors and suppliers.
Restaurant Marketing
Our marketing efforts seek to build brand awareness and increase sales through a variety of customer interactions and marketing initiatives. We focus our marketing strategy on highlighting our ability to provide customers with real food, which we believe directly impacts their psyche and delivers positive long-term emotional connections. By real food, we mean food made from simple ingredients like vegetables, fruits and legumes. We serve food the way it was prepared 100 years ago—raw, grilled, or baked. We utilize community-based restaurant marketing, as well as digital, social and traditional media tools, to highlight our competitive strengths, including our varied and healthful menu offerings and the value we offer our customers.

•
Shared, Earned, Owned.  We believe our approach to social marketing is unique in that we seek to develop a relationship with each community member online, a reflection of our approach inside our restaurants. Across our social channels, including Facebook, Pinterest, Instagram and Twitter, we reach approximately 217,000 users combined as of December 28, 2015, which allows us to connect directly to our customers and to keep them informed about new menu offerings, promotions and events and build online relationships. In addition, customers can opt into our e-mail marketing program or download our custom mobile LIFE app, which combined consist of approximately 651,000 unique members as of December 28, 2015. Our mobile app includes customer engagement, customer satisfaction measurement and mobile ordering capabilities. Integrating these solutions has enabled us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We believe that our customers are experienced internet users and that many will use social media to make dining decisions, share meaningful content or advocate for brands they enjoy. Our media tools also include advertising in local and regional print media, targeted direct mail aimed at delivering trial in new markets and highly targeted cross promotions with like-minded brands.

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
We contract with multiple suppliers including Sysco Corporation ("Sysco"), one of the largest distributors of food and related products to the U.S. food service industry. In 2015, our Sysco spend was approximately 60% of our cost of sales. Our remaining food supplies are distributed by other distributors under separate contracts. Our distributors deliver supplies to our restaurants approximately two to four times per week.
We negotiate pricing and volume terms directly with certain suppliers, distributors and Sysco. Poultry represented approximately 15% of our total cost of sales for 2015. We are subject to weekly market fluctuations under our current pricing agreements, with respect to poultry. Beef represented approximately 10% of our total costs of sales for 2015. Produce and paper products represented approximately 21% and 13%, respectively, of our total cost of sales for 2015. Feta cheese represented approximately 3% of our total cost of sales for 2015. Many of our pricing agreements reset annually. We have identified secondary suppliers for many of our significant products, and we believe we would be able to source our product requirements from different suppliers if necessary.
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
Intellectual Property and Trademarks
We own a number of trademarks and service marks registered or pending with the U.S. Patent and Trademark Office ("PTO"). We have registered the following marks with the PTO: Zoës Kitchen; Zoe's Kitchen; Simple. Tasty. Fresh!; Zoës Fresh Take; Eat Smart Eat Fresh; and Simply 500. We have also registered our trademarks and service marks in certain foreign countries as well. In addition, we have registered the Internet domain name www.zoeskitchen.com. The information on, or that can be accessed through, our website is not part of this report.
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
In addition, in order to develop and construct restaurants, we must comply with applicable zoning, land use and environmental regulations. Such regulations have not had a material effect on our operations to date, but more stringent and varied requirements of local governmental bodies could delay or even prevent construction and increase development costs for new restaurants. We are also required to comply with the standards mandated by the United States American with Disabilities Act (the "ADA"), which generally prohibits discrimination in accommodation or employment based on disability. We may in the future have to modify restaurants, by adding access ramps or redesigning certain architectural fixtures for example, to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such actions will not require us to expend substantial funds.
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
The Patient Protection and Affordable Care Act of 2010 (the "PPACA"), enacted in March 2010, requires chain restaurants with 20 or more locations in the United States operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, remains unclear.
There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Policies ("HACCP") approach may now be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act (the "FSMA") grants the Food and Drug Administration ("FDA") authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. In certain instances, these requirements may be challenging to meet and result in substantial costs. For example, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise harm our business. We may be required to incur additional time and resources to comply with new food safety requirements under the FSMA or other federal or state food safety regulations.

We are also subject to laws and rules relating to information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud. Any failure or perceived failure to comply with these laws and rules could harm our reputation, result in unanticipated costs and fines, or lead to litigation, which could adversely affect our financial condition.
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
Employees
As of December 28, 2015, we had 3,779 employees, including 131 home office and regional personnel, 355 restaurant level managers and assistant managers and 3,293 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.
Franchising
As of December 28, 2015, we had three franchised restaurants in one state. Our franchise arrangements grant third-parties a license to establish and operate a restaurant using our systems and our trademarks in a given area. The franchisee pays us for the ideas, strategy, marketing, operating system, training, purchasing power and brand recognition. Franchised restaurants must be operated in compliance with our methods, standards and specifications, regarding menu items, ingredients, materials, supplies, services, fixtures, furnishings, décor and signs.
Available Information
We are subject to the information and periodic and current reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), and, in accordance therewith, we file periodic and current reports, proxy statements and other information with the SEC. Such periodic and current reports, proxy statements and other information will be available to the public on the SEC's website at www.sec.gov and free of charge through our website at www.zoeskitchen.com. To receive copies of public records not posted to the SEC's website at prescribed rates, you may complete an online form at www.sec.gov, send a fax to (202) 772-9337 or submit a written request to the SEC, Office of FOIA/PA Operations, 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information. Please note that our website address is provided as an inactive textual reference only. The information contained on, or accessible through, our website is not part of this report and is therefore not incorporated by reference.

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
One of the key means of achieving our growth strategy will be through opening new restaurants and operating those restaurants on a profitable basis. We expect this to be the case for the foreseeable future. In 2015, we opened 34 Company-owned restaurants and we plan to open 34 to 36 Company-owned restaurants in 2016. We may not be able to open new restaurants as quickly as planned. In the past, we have experienced delays in opening some restaurants, including due to the landlord's failure to turn over the premises to us on a timely basis. Such delays could happen again in future restaurant openings. Delays or failures in opening new restaurants could materially and adversely affect our growth strategy and our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will eventually decline.
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
We plan to open restaurants in markets where we have little or no operating experience. Restaurants we open in new markets may take longer to reach, or may never reach, expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall financial condition and results of operations. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and culture. We may also incur higher costs from entering new markets if, for example, we assign regional managers to manage comparatively fewer restaurants than in more developed markets. As a result, these new restaurants may be less successful or may achieve target AUVs at a slower rate, or not at all. If we do not successfully execute our plans to enter new markets, our business, financial condition and results of operations could be materially adversely affected.
Changes in economic conditions and adverse weather and other unforeseen conditions could materially affect our ability to maintain or increase sales at our restaurants or open new restaurants.
The restaurant industry depends on consumer discretionary spending. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumer discretionary spending. Traffic in our restaurants could decline if consumers choose to dine out less frequently or reduce the amount they spend on meals while dining out. Negative economic conditions might cause consumers to make long-term changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. In addition, given our geographic concentrations in the South, Southeast and Mid-Atlantic regions of the United States, economic conditions in those particular areas of the country could have a disproportionate impact on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, tornadoes, earthquakes, hurricanes, floods, droughts, fires or other natural or man-made disasters could materially adversely affect our business, financial condition and results of operations. For example, in 2015, our restaurant in Columbia, South Carolina was severely damaged by extreme flooding resulting from Hurricane Joaquin. Adverse weather conditions may also impact customer traffic at our restaurants, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. All of our restaurants have outdoor seating, and the effects of adverse weather may impact the use of these areas and may negatively impact our revenues. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential restaurant closures could result from prolonged negative restaurant sales, which could materially adversely affect our business, financial condition and results of operations.
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
We believe our culture, from the restaurant-level up through management, is an important contributor to our growth. As we grow, however, we may have difficulty maintaining our culture or adapting to sufficiently meet the needs of our operations. Among other important factors, our culture depends on our ability to attract, retain and motivate employees who share our enthusiasm and dedication to our concept. Historically, qualified individuals have been in short supply and our inability to attract and retain them would limit the success of our new restaurants, as well as our existing restaurants. Our business, financial condition and results of operations could be materially adversely affected if we do not maintain our culture and enhance our infrastructure as we grow.
We have experienced net losses in the past, and we may experience net losses in the future.
We experienced net losses of $10.0 million and $3.7 million in 2014 and 2013, respectively. In 2015 we achieved net income of $1.1 million. We may experience net losses in the future, and we cannot assure you that we will continue to achieve profitability in future periods.
The planned rapid increase in the number of our restaurants may make our future results unpredictable.
In 2015, we opened 34 Company-owned restaurants, and we plan to open 34 to 36 Company-owned restaurants in 2016. We intend to continue to increase the number of our restaurants in the next several years. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate and be unpredictable or adversely affect our financial condition and results of operations. Our future results depend on various factors, including successful selection of new markets and restaurant locations, local market acceptance of our restaurants, consumer recognition of the quality of our food and willingness to pay our prices, the quality of our operations and general economic conditions. In addition, as has happened when other restaurant concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. Newly opened restaurants or our future markets and restaurants may not be successful or our system-wide average restaurant sales may not increase at historical rates, which could materially adversely affect our business, financial condition and results of operations.

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
We cannot guarantee that our internal controls and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of foodborne illnesses such as salmonella, E. coli and hepatitis A. Our quality assurance, health and sanitation internal controls and conditions are inspected by a third-party periodically. If the third-party inspector fails to report unsafe or unsanitary conditions or insufficient internal controls, we cannot guarantee that our internal controls will be fully effective in preventing all food safety issues. Furthermore, we and our franchisees rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single restaurant. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. We cannot assure you that all food items are properly maintained during transport throughout the supply chain and that we will identify all products that should not be used in our restaurants. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness or food safety issues relating to any of our restaurants or markets could adversely affect our brand and negatively affect our restaurant sales nationwide. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants. A number of other restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could materially adversely affect our business, financial condition and results of operations. Even instances of foodborne illness or other food safety issues at our competition's restaurants could result in negative publicity about the food service industry generally and adversely affect us.

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
Additionally, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could adversely affect us and divert financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, financial condition and results of operations. Consumer demand for our products and our brand's value could diminish significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us or our products, which would likely result in lower sales and could materially adversely affect our business, financial condition and results of operations.
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
There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a HACCP approach would be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the FSMA, grants the FDA authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. In certain instances, these requirements may be challenging to meet which may result in substantial costs. For example, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business. We may be required to incur additional time and resources to comply with new food safety requirements made under FSMA or other federal or state food safety regulations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our restaurants if we failed to comply with applicable standards. Compliance with these laws can be costly and may increase our exposure to litigation or governmental investigations or proceedings.
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
Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We contract with multiple suppliers including Sysco, one of the largest distributors of food and related products to the U.S. food service industry. In 2015, our Sysco spend was approximately 60% of our cost of sales. Our remaining food supplies are distributed by other distributors under separate contracts. We do not control the businesses of our vendors, suppliers and distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition and results of operations.
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
Our financial condition and results of operations depend in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Our menu offerings rely on local suppliers to provide fresh foods. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as fresh produce, feta cheese and chicken, could adversely affect our operating results. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations.
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
The PPACA requires health care coverage for many uninsured individuals and expand coverage to those already insured. We currently offer and subsidize a portion of comprehensive healthcare coverage, primarily for our salaried employees. Starting in 2015, the healthcare reform law required us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that met certain minimum requirements of coverage and affordability, or face penalties. In offering such benefits in 2015, we did not incur substantial additional expense. However, we can not assure you the expense will not be substantial in the future. If the benefits we elect to offer do not meet the applicable requirements, then we may incur penalties and potential liability. The healthcare reform law also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but elect not to participate in our healthcare plans may find it more advantageous to participate in the future. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us we will become less competitive in the market for our labor. Finally, implementing the requirements of healthcare reform is likely to impose additional administrative costs on us. While the costs and other effects of these new healthcare requirements cannot be determined with certainty, they may significantly increase our healthcare coverage costs and could materially adversely affect our, business, financial condition and results of operations.
Changes in employment laws may adversely affect our business.
Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, workers' compensation rates, immigration status and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition, and results of operations:

•	minimum wages;

•	mandatory health benefits;

•	vacation accruals;

•	paid leaves of absence, including paid sick leave; and

•	tax reporting.
In addition, various states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the E-Verify program, an Internet-based, free program run by the United States government to verify employment eligibility, in states in which participation is required. However, use of the E-Verify program does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our business, financial condition and results of operations.
Unionization activities or labor disputes may disrupt our operations and affect our business, financial condition and results of operations.
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
If we are unable to continue to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Competition for these employees could require us to pay higher wages, which could result in higher labor costs. In addition, some of our employees are paid at rates related to the federal minimum wage, and increases in the minimum wage would increase our labor costs. Further, costs associated with workers' compensation are rising, and these costs may continue to rise in the future. We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could materially adversely affect our business, financial condition and results of operations.
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
We believe our brand is critical to our business. We incur costs and expend other resources in our marketing efforts to raise brand awareness and attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more than we are able to on marketing and advertising. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, or should our advertising and promotions be less effective than our competitors, there could be a material adverse effect on our business, financial condition and results of operations.

We have limited control over our franchisee, and any franchisees could take actions that could harm our business.
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
In addition, we have repurchased several of our franchises over the past five years. These acquisitions involve numerous risks and uncertainties including increased costs, integration challenges, potential labor issues, the assumption of unexpected liabilities, and distractions to senior management. The anticipated benefits of these buyback transactions may not be realized in full or at all, or may take longer than we expect.
We are subject to all of the risks associated with leasing space subject to long-term, non-cancelable leases.
We typically do not own any real property. Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will similarly be leased. Our leases generally have an initial term of ten years and generally include two five-year renewal options at increased rates. All of our leases require a fixed annual rent, although some require the payment of additional rent if restaurant sales exceed a negotiated amount. Generally, our leases are "net" leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases without substantial economic penalty. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially reasonable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. These potential increased occupancy costs and closed restaurants could materially adversely affect our business, financial condition and results of operations.
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
We also rely on trade secrets and proprietary know-how to protect our brand. Our methods of safeguarding this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third-parties' rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may result in a judgment or monetary damages. We do maintain confidentiality agreements with all of our team members and most of our suppliers. Even with respect to the confidentiality agreements we have, we cannot assure you that those agreements will not be breached, that they will provide meaningful protection, or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets or proprietary know-how, the appeal of our restaurants could be reduced and our business could be harmed.
We may incur costs resulting from breaches of security of confidential consumer information related to our electronic processing of payment card transactions.
The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. If the security and information systems of our outsourced third-party providers we use to process such information is compromised, then we may be subject to fines, penalties and other unplanned losses and expenses. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issues cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claims or proceedings could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these matters may have a material adverse effect on us and our restaurants.
We rely heavily on technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.
We rely heavily on information systems, including point-of-sale processing in our restaurants, for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow or a breach in security of these systems could adversely impact our business and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital expenditures. In addition, since we rely on technologies from third-parties, the inability to secure and maintain rights to use such technologies may harm our business.
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
Failure of our internal controls over financial reporting could harm our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could result in substantial costs to remediate, and could cause a loss of investor confidence and decline in the market price of our stock.
Changes to accounting rules or regulations may adversely affect our results of operations.
Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have indicated that they will begin to require lessees to capitalize operating leases in their financial statements in the next few years. When finalized, such change would require us to record significant capital lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could materially adversely affect our business, financial condition and results of operations.
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
Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third-party, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change our management.
Our amended and restated certificate of incorporation and bylaws, and Delaware law, contain several provisions that may make it more difficult for a third-party to acquire control of us without the approval of our Board of Directors. For example, we have a classified Board of Directors with three-year staggered terms, which could delay the ability of stockholders to change membership of a majority of our Board of Directors. These provisions may make it more difficult or expensive for a third-party to acquire a majority of our outstanding equity interests. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.
We continue to incur increased costs as a result of being a public company, especially now that we are no longer an "emerging growth company."
As a public company since April 2014, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, due to the loss of our "emerging growth company" status under the JOBS Act, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting beginning with this Annual Report on Form 10-K. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. Loss of our "emerging growth company" status also means that we are no longer able to take advantage of certain other exemptions from various reporting requirements that were previously applicable to us, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation. As a result of such compliance, the regulatory and compliance costs to us may be significantly higher than the cost we would incur as an "emerging growth company" and, therefore, we expect that the loss of "emerging growth company" status will increase our legal and financial compliance costs and would make some activities highly time consuming and costly.
Our ability to use our net operating loss carryforwards and certain other tax attributes will be limited.
As of December 28, 2015, we had federal net operating loss carryforwards of $18.6 million and state net operating loss carryforwards of $12.4 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an "ownership change" generally occurs if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have experienced ownership changes as a result of our initial public offering completed in April 2014 (the "IPO") and follow-on offerings completed on August 19, 2014 and November 19, 2014. As a result of our ownership changes, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income will be subject to limitations. Currently, we do not anticipate these limitations having a significant impact on our future ability to utilize net operating losses. Those net operating loss carryforwards resulted in a deferred tax asset of $6.4 million at December 28, 2015. A full valuation allowance of $9.2 million is recorded against the net deferred tax assets, exclusive of indefinite-lived intangibles, including these carryforwards.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 28, 2015, we and our franchisee operated 166 restaurants in 17 states. We operate a variety of restaurant formats, including in-line, end-cap and free-standing restaurants located in markets of varying sizes. Our restaurants are on average approximately 2,750 square feet. We lease the property for our corporate headquarters and all of the properties on which we operate restaurants.
The map and chart below show the locations of our restaurants as of December 28, 2015:

State	Total
Alabama	15
Arkansas	2
Arizona	5
Florida	9
Georgia	18
Kentucky(1)	3
Louisiana	8
Maryland	6
Missouri	1
New Jersey	2
North Carolina	15
Oklahoma	5
Pennsylvania	7
South Carolina	8
Tennessee	6
Texas	42
Virginia	14
Total	166
(1) Such restaurants are franchise locations and not Company-owned.

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

Item 3. Legal Proceedings
On October 31, 2014, Forsyth Consulting, Inc. ("Forsyth"), a former music vendor for the Company, filed a complaint against the Company in the Circuit Court of Jefferson County, Alabama alleging breach of contract with respect to its prior music service contract. We have removed the action to federal court and, on December 19, 2014, we filed a counterclaim in the United States District Court for the Northern District of Alabama, alleging breach of contract and tortious interference with business relations claims against Forsyth. The parties continue to engage in the discovery process and we do not anticipate the results of this proceeding to have a material effect on our results of operations.
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

	Common Stock Price Range
	High	Low
Fiscal Year 2014
First quarter (April 11, 2014 - April 21, 2014)	$31.43	$23.73
Second quarter (April 22, 2014 - July 14, 2014)	$35.59	$25.68
Third quarter (July 15, 2014 - October 6, 2014)	$32.87	$27.09
Fourth quarter (October 7, 2014 - December 29, 2014)	$38.42	$28.10
	High	Low
Fiscal Year 2015
First quarter (December 30, 2014 - April 20, 2015)	$35.67	$28.25
Second quarter (April 21, 2015 - July 13, 2015)	$42.92	$30.02
Third quarter (July 14, 2015 - October 5, 2015)	$46.61	$30.49
Fourth quarter (October 6, 2015 - December 28, 2015)	$40.28	$25.86
On February 25, 2016, there were approximately 11 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Performance Graph
The following performance graph compares the quarterly dollar change in the cumulative shareholder return on our common stock with the cumulative total returns of the NYSE Composite Index and the S&P 600 Restaurants Index. This graph assumes a $100 investment in our common stock on April 11, 2014 (the date when our common stock first started trading) and in each for the foregoing indices on April 11, 2014, and assumes the reinvestment of dividends, if any. The indices are included for comparative purposes only. They do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is furnished and not "filed" with the Securities and Exchange Commission and it is not "soliciting material", and should not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

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

Item 6. Selected Consolidated Financial Data
The following table presents our selected historical consolidated financial data and certain other financial data. The historical consolidated balance sheet data as of December 28, 2015 and December 29, 2014 and the consolidated statement of operations and consolidated statement of cash flows data for the years ended December 28, 2015, December 29, 2014 and December 30, 2013 have been derived from our historical audited consolidated financial statements, which are included elsewhere in this report. The consolidated balance sheet data as of December 31, 2012 and December 26, 2011 and the consolidated statement of operations and consolidated statement of cash flow data for the year ended December 31, 2012 and December 26, 2011 have been derived from our historical audited consolidated financial statements, which are not included in this report.
We operate on a 52- or 53-week fiscal year that ends on the last Monday of the calendar year. All fiscal years presented herein consist of 52 weeks, with the exception of the fiscal year ended December 31, 2012, which consisted of 53 weeks. Our first fiscal quarter consists of 16 weeks, and each of our second, third and fourth fiscal quarters consists of 12 weeks, except for a 53-week year when the fourth quarter has 13 weeks. We refer to our fiscal years as 2015, 2014, 2013, 2012 and 2011.
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

	Fiscal Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013	December 31, 2012	December 26, 2011

	(Dollars in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$226,354	$171,256	$115,748	$78,966	$49,193
Franchise and royalty fees	203	477	637	758	984
Total revenue	226,557	171,733	116,385	79,724	50,177
Operating Expenses:
Restaurant Operating Costs (excluding depreciation and amortization):
Cost of sales	70,518	56,843	38,063	25,845	15,756
Labor	64,756	48,300	32,810	21,567	13,424
Store operating expenses	43,217	31,919	21,780	14,610	9,596
General and administrative expenses	26,666	26,744	13,171	8,969	6,384
Depreciation	11,368	8,900	5,862	3,779	2,840
Amortization	1,638	1,573	1,601	1,091	585
Pre-opening costs	2,554	2,109	1,938	917	806
Casualty loss	353	—	—	—	—
Loss (gain) from disposal of equipment	325	144	175	240	(4)
Total operating expenses	221,395	176,532	115,400	77,018	49,387
Income (loss) from operations	5,162	(4,799)	985	2,706	790
Other Expenses:
Interest expense, net	3,270	3,535	4,019	2,337	1,248
Loss on extinguishment of debt	—	978	—	—	—
Other income	(71)	—	—	—	—
Loss on interest cap	—	6	25	—	—
Bargain purchase gain from acquisitions	—	—	—	—	(541)
Total other expenses	3,199	4,519	4,044	2,337	707
Income (loss) before provision for income taxes	1,963	(9,318)	(3,059)	369	83
Provision for income taxes	839	699	656	622	110
Net income (loss)	$1,124	$(10,017)	$(3,715)	$(253)	$(27)
Net income (loss) per share:(1)
Basic and diluted	$0.06	$(0.58)	$(0.30)	$(0.02)	$—
Weighted average shares outstanding:(1)
Basic	19,344,896	17,409,673	12,561,414	12,561,414	12,561,414
Diluted	19,552,708	17,409,673	12,561,414	12,561,414	12,561,414
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$26,253	$17,753	$10,924	$7,796	$4,764
Net cash used in investing activities	(38,295)	(40,080)	(28,242)	(21,283)	(13,519)
Net cash provided by financing activities	1,783	50,568	16,017	15,130	7,600

	December 28, 2015	December 29, 2014	December 30, 2013	December 31, 2012	December 26, 2011

	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$19,131	$29,390	$1,149	$2,450	$807
Property and equipment, net	131,819	103,945	78,629	48,215	31,472
Total assets	197,994	178,661	120,064	90,716	66,937
Total debt(2)	28,653	23,568	61,650	38,201	19,028
Total stockholders' equity	124,956	121,269	33,579	37,220	37,347

	Fiscal Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013	December 31, 2012	December 26, 2011

	(Dollars in thousands)
Other Operating Data:
Company-owned restaurants at end of period	163	129	94	67	48
Franchise restaurants at end of period	3	3	8	8	9
Company-owned:
Average unit volume	$1,556	$1,501	$1,470	$1,421	$1,299
Comparable restaurant sales growth	6.3%	6.7%	6.9%	13.4%	11.8%
Restaurant contribution(3)	$47,863	$34,194	$23,095	$16,945	$10,418
as a percentage of restaurant sales	21.1%	20.0%	20.0%	21.5%	21.2%
Adjusted EBITDA(4)	$22,339	$15,784	$10,899	$9,153	$5,440
as a percentage of revenue	9.9%	9.2%	9.4%	11.5%	10.8%
Capital expenditures	$38,403	$31,102	$28,267	$15,462	$10,959

(1) Net income (loss) per common share gives effect to (i) the distribution of 12,561,414 shares of our common stock previously held by Zoe's Investors, LLC to its members in connection with the IPO, (ii) the 125,614.14-for-1 stock split of our common stock, which was effected in connection with the IPO; and (iii) the issuance of 6,708,332 shares of our common stock in the IPO, as if each of these events had occurred on December 28, 2010. See Note 14 of our consolidated financial statements.
(2) Includes interest-bearing debt, residual value obligations and deemed landlord financing, as applicable.
(3) Restaurant contribution is defined as restaurant sales less restaurant operating costs which are cost of sales, labor, and store operating expenses.
(4) EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization.

We define Adjusted EBITDA as EBITDA plus equity-based compensation expense, management and consulting fees, asset disposals, loss on interest cap, loss on extinguishment of debt, non-capitalized offering-related expenses, executive transition and relocation costs, casualty loss, bargain purchase gain from acquisitions, and pre-opening costs. EBITDA and Adjusted EBITDA are intended as a supplemental measures of our performance that are not required by, or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
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
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally. You should review the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.
The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the fiscal years 2015, 2014, 2013, 2012 and 2011:

	Fiscal Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013	December 31, 2012	December 26, 2011

		(Dollars in thousands)
Adjusted EBITDA:
Net income (loss), as reported	$1,124	$(10,017)	$(3,715)	$(253)	$(27)
Depreciation and amortization	13,006	10,473	7,463	4,870	3,426
Interest expense	3,270	3,535	4,019	2,337	1,248
Provision for income taxes	839	699	656	622	110
EBITDA	18,239	4,690	8,423	7,576	4,757
Asset disposals and loss on interest cap(1)	325	150	200	240	(4)
Management and consulting fees(2)	—	113	264	295	232
Equity-based compensation expense(3)	—	6,111	74	125	190
Loss on extinguishment of debt(4)	—	978	—	—	—
Pre-opening costs(5)	2,554	2,109	1,938	917	806
Casualty loss(6)	353	—	—	—	—
Offering related expenses(7)	—	1,463	—	—	—
Executive transition costs(8)	868	—	—	—	—
Executive relocation expenses(9)	—	170	—	—	—
Bargain purchase gain from acquisitions(10)	—		—	—	(541)
Adjusted EBITDA	$22,339	$15,784	$10,899	$9,153	$5,440

(1) Represents costs related to loss on disposal of equipment and loss on interest cap.
(2) Represents fees payable to Brentwood Private Equity IV, LLC ("Brentwood"), our former controlling stockholder, pursuant to the Corporate Development and Administrative Services Agreement dated October 31, 2007 (the "Corporate Service Agreement"), and fees payable to Greg Dollarhyde pursuant to a consulting agreement entered into on March 22, 2011. Both agreements were terminated prior to the completion of our IPO.
(3) Represents non-cash equity-based compensation expense associated with the accelerated vesting of stock and stock options at our IPO in April 2014. Amounts previously disclosed for 2014 included an additional $221,000 related to post-IPO non-cash equity-based compensation in 2014.
(4) Represents the remaining deferred financing costs, loan administrative fee, and interest rate contract that were written off with the repayment of our former $37.5 million term loan and $2.9 million line of credit (the "2011 Credit Facility").
(5) Represents expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
(6) Represents write-off of long-lived assets associated with a restaurant in Columbia, South Carolina as described in Note 15 to our consolidated financial statements.
(7) Represents fees and expenses that were incurred, but not capitalized, in relation to our IPO completed on April 16, 2014 and our follow-on offerings completed on August 19, 2014 and November 19, 2014.
(8) Represents costs associated with our former Chief Financial Officer's ("CFO") departure pursuant to his employment and transition agreement and costs associated with our new CFO due to executive recruiter services and his employment commencement.
(9) Represents costs associated with the relocation packages of an executive.
(10) Represents the excess of the fair value of net assets acquired over the purchase price related to our acquisitions of the Houston franchise restaurants.

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
We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 166 restaurants in 17 states as of December 28, 2015, including three franchise restaurants. We opened 34 Company-owned restaurants in 2015, and we plan to open 34 to 36 Company-owned restaurants in 2016. We expect to double our restaurant base in the next five years. To increase comparable restaurant sales, we plan to heighten brand awareness to drive new customer traffic, increase existing customer frequency and grow our catering business. We believe we are well positioned for future growth with a developed infrastructure capable of supporting a restaurant base that is greater than our existing footprint. Additionally, we believe we have an opportunity to optimize costs and enhance our profitability as we benefit from economies of scale.
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
Initial Public Offering. On April 16, 2014, we completed our IPO of 6,708,332 shares of common stock at a price to the public of $15.00 per share, which included 874,999 shares of common stock sold to the underwriters pursuant to their over-allotment option. After underwriters discounts, commissions and offering expenses, we received net proceeds from the offering of approximately $91.0 million. A portion of these proceeds were used to repay the outstanding indebtedness under our 2011 Credit Facility, which at the time of the IPO had an outstanding balance of approximately $48.3 million. We have used the remainder of the proceeds to support our growth, primarily through new restaurant growth, working capital and general corporate expenses.
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
Key Measures We Use to Evaluate Our Performance
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures used by our management for determining how our business is performing are restaurant sales, comparable restaurant sales growth, AUVs, restaurant contribution, number of new restaurant openings, EBITDA and Adjusted EBITDA.
Restaurant Sales
Restaurant sales represent sales of food and beverages in Company-owned restaurants. Several factors affect our restaurant sales in any given period, including the number of restaurants in operation and per restaurant sales.
Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for 18 periods or longer. As of December 28, 2015, December 29, 2014 and December 30, 2013, there were 116, 81 and 55 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
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

The following table shows our quarterly comparable restaurant sales growth since 2012:

	Fiscal 2013				Fiscal 2014				Fiscal 2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	10.4%	5.5%	7.7%	3.8%*	5.7%	7.5%	5.9%	7.8%	7.7%	5.6%	4.5%	7.7%
Comparable Restaurants	43	50	52	55	63	70	78	81	94	105	112	116
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
Number of New Restaurant Openings
The number of Company-owned restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new Company-owned restaurants, we incur pre-opening costs. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 12 to 24 weeks of operation, at which time the restaurant's sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers' limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our Company-owned and franchise restaurant base for the fiscal years ended December 28, 2015, December 29, 2014 and December 30, 2013:

	Fiscal Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
Company-Owned Restaurant Base
Beginning of period	129	94	67
Openings	34	30	27
Franchisee acquisitions	—	5	—
Restaurants at end of period	163	129	94
Franchise Restaurant Base
Beginning of period	3	8	8
Openings	—	—	—
Franchisee acquisitions	—	(5)	—
Restaurants at end of period	3	3	8
Total restaurants	166	132	102

Key Financial Definitions
Restaurant sales.    Restaurant sales represent sales of food and beverages in Company-owned restaurants, net of promotional allowances and employee meals. Restaurant sales in a given period are directly impacted by the number of operating weeks in the period, the number of restaurants we operate and comparable restaurant sales growth.
Royalty fees. Royalty fees represent royalty income received from the three franchised restaurants.

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
Casualty loss.    Casualty loss consists of the write-off of long-lived assets associated with a restaurant in Columbia, South Carolina.
Loss from disposal of equipment.    Loss from disposal of equipment is composed of the loss on disposal of assets related to retirements and replacements of leasehold improvements or equipment. These losses are related to normal disposals in the ordinary course of business, along with disposals related to selected restaurant remodeling activities.
Interest expense, net.    Interest expense includes cash and imputed non-cash charges related to our deemed landlord financing, non-cash charges related to our residual value obligations, amortization of debt issue costs as well as cash payments and accrued charges related to the 2011 Credit Facility. On April 16, 2014, we repaid all outstanding borrowings under the 2011 Credit Facility with a portion of the proceeds from our IPO and subsequently terminated the related credit agreement.
Other income. Other income consists primarily of monthly rental income received from our sublease at a store in Pennsylvania.
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

	Fiscal Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013
Revenue:
Restaurant sales	99.9%	99.7%	99.5%
Royalty fees	0.1%	0.3%	0.5%
Total revenue	100.0%	100.0%	100.0%
Operating expenses(1):
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	31.2%	33.2%	32.9%
Labor	28.6%	28.2%	28.3%
Store operating expenses	19.1%	18.6%	18.8%
General and administrative expenses	11.8%	15.6%	11.3%
Depreciation	5.0%	5.2%	5.0%
Amortization	0.7%	0.9%	1.4%
Pre-opening costs	1.1%	1.2%	1.7%
Casualty loss	0.2%	—	—
Loss from disposal of equipment	0.1%	0.1%	0.2%
Total operating expenses	97.7%	102.8%	99.2%
Income (loss) from operations	2.3%	(2.8)%	0.8%
Other income and expenses:
Interest expense, net	1.4%	2.1%	3.5%
Other income	0.0%	—	—
Loss on extinguishment of debt	—	0.6%	—
Loss on interest cap	—	0.0%	0.0%
Total other expenses	1.4%	2.6%	3.5%
Income (loss) before provision (benefit) for income taxes	0.9%	(5.4)%	(2.6)%
Provision for income taxes	0.4%	0.4%	0.6%
Net income (loss)	0.5%	(5.8)%	(3.2)%
(1) As a percentage of restaurant sales.

Fifty-two Weeks Ended December 28, 2015 Compared to Fifty-two Weeks Ended December 29, 2014
The following table presents selected consolidated comparative results of operations from our audited condensed consolidated financial statements for the fifty-two weeks ended December 28, 2015 compared to the fifty-two weeks ended December 29, 2014:

	Fiscal Year Ended
			Increase / (Decrease)
	December 28, 2015	December 29, 2014
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$226,354	$171,256	$55,098	32.2%
Royalty fees	203	477	(274)	(57.4)%
Total revenue	226,557	171,733	54,824	31.9%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	70,518	56,843	13,675	24.1%
Labor	64,756	48,300	16,456	34.1%
Store operating expenses	43,217	31,919	11,298	35.4%
General and administrative expenses	26,666	26,744	(78)	(0.3)%
Depreciation	11,368	8,900	2,468	27.7%
Amortization	1,638	1,573	65	4.1%
Pre-opening costs	2,554	2,109	445	21.1%
Casualty loss	353	—	353	*
Loss from disposal of equipment	325	144	181	125.7%
Total operating expenses	221,395	176,532	44,863	25.4%
Income (loss) from operations	5,162	(4,799)	9,961	(207.6)%
Other income and expenses:
Interest expense, net	3,270	3,535	(265)	(7.5)%
Other income	(71)	—	(71)	*
Loss on extinguishment of debt	—	978	(978)	*
Loss on interest cap	—	6	(6)	*
Total other expenses	3,199	4,519	(1,320)	(29.2)%
Loss before provision for income taxes	1,963	(9,318)	11,281	(121.1)%
Provision for income taxes	839	699	140	20.0%
Net income (loss)	$1,124	$(10,017)	$11,141	(111.2)%

Restaurant sales.    The following table summarizes the growth in restaurant sales from 2014 to 2015:

(in thousands)	Net Sales
Restaurant sales for 2014	$171,256
Incremental restaurant sales increase due to:
Comparable restaurant sales	9,642
Restaurants not in comparable restaurant base	45,456
Restaurant sales for 2015	$226,354

Restaurant sales increased by $55.1 million, or 32.2%, in 2015 compared to 2014. Restaurants not in the comparable restaurant base accounted for $45.5 million of this increase. The balance of the growth was due to an increase in comparable restaurant sales of $9.6 million, or 6.3%, in 2015, comprised of a 0.7% increase in price, 1.8% increase in customer transactions and a 3.8% increase in product mix at our comparable restaurants.
Royalty fees.    Royalty fees decreased by $0.3 million, or 57.4%, in 2015 compared to 2014. The decrease was primarily attributable to the acquisition of the Louisiana franchise restaurants in November 2014, which resulted in lower royalty fees in 2015 as the stores are now Company-owned.
Cost of sales.    Cost of sales increased $13.7 million in 2015 compared to 2014, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 33.2% in 2014 to 31.2% in 2015. This decrease was primarily driven by lower raw material costs in poultry, dairy, paper products and dry goods, partially offset by higher costs in beef and seafood.
Labor.    Labor increased by $16.5 million in 2015 compared to 2014, due primarily to opening 34 new Company-owned restaurants in 2015. As a percentage of restaurant sales, labor increased from 28.2% in 2014 to 28.6% in 2015. The increase was primarily driven by an increase in training stores to support our current growth and wage inflation.
Store operating expenses.    Store operating expenses increased by $11.3 million in 2015 compared to 2014, due primarily to opening 34 new Company-owned restaurants in 2015. As a percentage of restaurant sales, store operating expense increased from 18.6% in 2014 to 19.1% in 2015. The increase in store operating expenses percentage was primarily attributable to higher repair and maintenance costs and occupancy from lower sales leverage on new stores offset by lower store supplies costs and store marketing initiatives.
General and administrative expenses.    General and administrative expenses decreased by $0.1 million in 2015 compared to 2014. As a percentage of revenue, general and administrative expenses decreased from 15.6% in 2014 to 11.8% in 2015. The decrease was primarily driven by a $5.1 million decrease in equity-based compensation expense due to the accelerated vesting of stock and stock options as of the date of the IPO and $1.5 million of non-capitalized IPO and follow-on offering related expenses in 2014. These decreases were offset by increased corporate payroll and related expenses associated with supporting an increased number of restaurants, incremental public company costs and costs associated with our executive transition.
Depreciation.    Depreciation increased by $2.5 million in 2015 compared to 2014, due primarily to opening 34 new Company-owned restaurants in 2015. As a percentage of revenue, depreciation decreased from 5.2% in 2014 to 5.0% in 2015.
Amortization.    Amortization increased $0.1 million in 2015 compared to 2014.
Pre-opening costs.    Pre-opening costs increased by $0.4 million in 2015 compared to 2014. As a percentage of revenue, pre-opening costs decreased from 1.2% in 2014 to 1.1% in 2015.
Casualty loss. During 2015, we recognized a $0.4 million write-off of long-lived assets associated with a restaurant in Columbia, South Carolina affected by extreme flooding resulting from Hurricane Joaquin. We expect to reopen the restaurant in the upcoming year in the same location.
Loss from disposal of equipment.    Loss from disposal of equipment increased $0.2 million in 2015 compared to 2014.
Interest expense.    Interest expense decreased by $0.3 million in 2015 compared to 2014, due primarily to lower interest and amortization of deferred financing costs of $0.8 million after repaying all outstanding borrowings under the 2011 Credit Facility on April 16, 2014, offset by interest from deemed landlord financing increasing by $0.5 million.
Provision for income taxes.    Provision for income taxes increased $0.1 million in 2015 compared to 2014. Tax expense for the year typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year, which in 2014 was impacted by additional expenses incurred as a result of our IPO completed in April 2014.

Fifty-two Weeks Ended December 29, 2014 Compared to Fifty-two Weeks Ended December 30, 2013
The following table presents selected consolidated comparative results of operations from our audited condensed consolidated financial statements for the fifty-two weeks ended December 29, 2014 compared to the fifty-two weeks ended December 30, 2013:

	Fiscal Year Ended
			Increase / (Decrease)
	December 29, 2014	December 28, 2013
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$171,256	$115,748	$55,508	48.0%
Royalty fees	477	637	(160)	(25.1)%
Total revenue	171,733	116,385	55,348	47.6%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	56,843	38,063	18,780	49.3%
Labor	48,300	32,810	15,490	47.2%
Store operating expenses	31,919	21,780	10,139	46.6%
General and administrative expenses	26,744	13,171	13,573	103.1%
Depreciation	8,900	5,862	3,038	51.8%
Amortization	1,573	1,601	(28)	(1.7)%
Pre-opening costs	2,109	1,938	171	8.8%
Loss from disposal of equipment	144	175	(31)	(17.7)%
Total operating expenses	176,532	115,400	61,132	53.0%
Income (loss) from operations	(4,799)	985	(5,784)	(587.2)%
Other expenses:
Interest expense, net	3,535	4,019	(484)	(12.0)%
Loss on extinguishment of debt	978	—	978	*
Loss on interest cap	6	25	(19)	*
Total other expenses	4,519	4,044	475	11.7%
Loss before provision for income taxes	(9,318)	(3,059)	(6,259)	*
Provision for income taxes	699	656	43	6.6%
Net loss	$(10,017)	$(3,715)	$(6,302)	169.6%
*Not meaningful.

Restaurant sales.    The following table summarizes the growth in restaurant sales from 2013 to 2014:

(in thousands)	Net Sales
Restaurant sales for 2013	$115,748
Incremental restaurant sales increase due to:
Comparable restaurant sales	6,804
Restaurants not in comparable restaurant base	48,704
Restaurant sales for 2014	$171,256

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
We define Adjusted EBITDA as EBITDA plus equity-based compensation expense, management and consulting fees, asset disposals, loss on interest cap, loss on extinguishment of debt, non- capitalized offering related expenses, executive transition and relocation expenses, pre-opening costs and casualty loss. EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are not required by, or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
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

•	equity-based compensation expense is and will remain a key element of our overall long-term incentive compensation package;

•	Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally. You should review the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for 2015, 2014 and 2013:

	Fiscal Year Ended
	December 28, 2015	December 29, 2014	December 30, 2013

	(Dollars in thousands)
Adjusted EBITDA:
Net income (loss), as reported	$1,124	$(10,017)	$(3,715)
Depreciation and amortization	13,006	10,473	7,463
Interest expense, net	3,270	3,535	4,019
Provision for income taxes	839	699	656
EBITDA	18,239	4,690	8,423
Asset disposals and loss on interest cap(1)	325	150	200
Management and consulting fees(2)	—	113	264
Equity-based compensation expense(3)	—	6,111	74
Loss on extinguishment of debt(4)	—	978	—
Pre-opening costs(5)	2,554	2,109	1,938
Casualty loss(6)	353	—	—
Offering related expenses(7)	—	1,463	—
Executive transition costs(8)	868	—	—
Executive relocation expenses(9)	—	170	—
Adjusted EBITDA	$22,339	$15,784	$10,899
(1) Represents costs related to loss on disposal of equipment and loss on interest cap.
(2) Represents fees payable to Brentwood, our former controlling stockholder, pursuant to the Corporate Service Agreement, and fees payable to Greg Dollarhyde pursuant to a consulting agreement entered into on March 22, 2011. Both agreements were terminated prior to the completion of our IPO.
(3) Represents non-cash equity-based compensation expense associated with the accelerated vesting of stock and stock options at our IPO in April 2014. Amounts previously disclosed for 2014 included an additional $221,000 related to post-IPO non-cash equity-based compensation in 2014.
(4) Represents the remaining deferred financing costs, loan administrative fee, and interest rate contract that were written off with the repayment of our 2011 Credit Facility.
(5) Represents expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
(6) Represents write-off of long-lived assets associated with a restaurant in Columbia, South Carolina as described in Note 15 to our consolidated financial statements.
(7) Represents fees and expenses that were incurred, but not capitalized, in relation to our IPO completed on April 16, 2014 and our follow-on offerings completed on August 19, 2014 and November 19, 2014.
(8) Represents costs associated with our former CFO's departure pursuant to his employment and transition agreement and costs associated with our new CFO due to executive recruiter services and his employment commencement.
(9) Represents costs associated with the relocation packages of an executive.

Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
We have continued to experience increases in comparable restaurant sales, operating cash flows and restaurant contribution margin; however, the restaurant industry continues to be highly competitive, and uncertainty exists as to the sustainability of these favorable trends. We have continued to implement various cost savings initiatives, including savings in our food costs through waste reduction and efficiency initiatives in our supply chain and labor costs. We have developed new menu items to appeal to consumers and used marketing campaigns to promote these items.
We believe that cash and cash equivalents and expected cash flow from operations are adequate to fund our operating lease obligations, capital expenditures and working capital obligations for the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. See "Item 1A - Risk Factors—Risks Related to Our Business and Industry."
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

	Fiscal Year Ended(1)
	December 28, 2015	December 29, 2014	December 30, 2013

	(Dollars in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$26,253	$17,753	$10,924
Net cash used in investing activities	(38,295)	(40,080)	(28,242)
Net cash provided by financing activities	1,783	50,568	16,017
(1) Our fiscal year consists of 52- or 53-weeks ending on the last Monday of December. All fiscal years presented are 52 weeks.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased to $26.3 million in 2015 from $17.8 million in 2014 and $10.9 million in 2013. Net cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.
Net cash provided by operating activities in 2015 consisted primarily of net income adjusted for non-cash expenses and an increase in accrued expenses and other and deferred rent. The increase in accrued expenses and other was primarily related to timing of new restaurant openings and several corporate invoices. The increase in deferred rent was primarily related to new store openings.
Net cash provided by operating activities in 2014 consisted primarily of net loss adjusted for non-cash expenses, including charges related to accelerated vesting of stock and stock options in connection with our IPO, and increases in accounts payable, accrued expenses and other and deferred rent. The increase in accounts payable and accrued expenses and other was primarily due to the timing of new restaurant openings and several corporate invoices. The increase in deferred rent was primarily related to new store openings.
Net cash provided by operating activities in 2013 consisted primarily of net loss adjusted for non-cash expenses, and an increase in accounts payable, accrued expenses and other and deferred rent. The increase in accounts payable and accrued expenses and other was primarily due to the timing of new restaurant openings. The increase in deferred rent was primarily related to new store openings.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased to $38.3 million in 2015 from $40.1 million in 2014. The decrease was primarily related to our acquisition of five franchise restaurants in 2014 offset by construction costs for 34 new Company-owned restaurants opened in 2015 compared to 30 new Company-owned restaurants opened in 2014, as well as capital expenditures for future restaurant openings, maintaining our existing restaurants and certain other projects.
Net cash used in investing activities increased to $40.1 million in 2014 from $28.2 million in 2013. The increase was primarily due to construction costs for 30 new Company-owned restaurants opened in 2014 compared to 27 new Company-owned restaurants opened in 2013, as well as capital expenditures for future restaurant openings, maintaining our existing restaurants and certain other projects. In addition, we acquired five franchise restaurants in 2014.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities decreased to $1.8 million in 2015 from $50.6 million in 2014, primarily due to a $91.0 million decrease in net proceeds from the sale of common stock in our IPO offset by a $41.4 million increase in the change in net payments on the 2011 Credit Facility which was repaid in full following the IPO in 2014.
Cash flows provided by financing activities increased to $50.6 million in 2014 from $16.0 million in 2013, primarily due to $91.0 million in net proceeds from the sale of common stock in our IPO offset by a $56.1 million decreased in the change in net payments on the 2011 Credit Facility which was repaid in full following the IPO in 2014.

Credit Facility
On April 16, 2014, we repaid all outstanding borrowings under the 2011 Credit Facility with a portion of the proceeds from our IPO and subsequently terminated the related credit agreement.

On February 6, 2015, we entered into a credit facility with Wells Fargo Bank, National Association (the "2015 Credit Facility"). The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of December 28, 2015, we had no indebtedness under the 2015 Credit Facility, and we do not currently intend to incur any indebtedness thereunder in fiscal 2016.

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
The 2015 Credit Facility includes specific financial covenants such as a leverage ratio and an interest coverage ratio. We are also subject to other customary covenants, including limitations on additional borrowings, dividend payments and acquisitions. As of December 28, 2015, we were in compliance with these financial and other customary covenants.

Each domestic subsidiary of the Company unconditionally guarantees all existing and future indebtedness and liabilities arising under the 2015 Credit Facility. The 2015 Credit Facility is unsecured and includes customary representations, warranties and covenants.
Contractual Obligations
The following table presents our commitments and contractual obligations as of December 28, 2015, as well as our long-term obligations:

	Payments Due by Period
	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years

	(Dollars in thousands)
Operating lease obligations(1)	$235,735	$12,849	$26,076	$27,156	$169,654
Deemed landlord financing(2)	67,321	3,382	7,023	7,358	49,558
Total	$303,056	$16,231	$33,099	$34,514	$219,212

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
Off-Balance Sheet Arrangements
At December 28, 2015, we did not have any off-balance sheet arrangements, except for restaurant leases.

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
Leases
We lease space for various restaurant locations under long-term non-cancelable operating leases from unrelated third-parties. Most of our leases are classified as operating leases under Accounting Standards Codification ("ASC") 840—Leases. Rent expense, including rent-free periods, if applicable, is recognized on a straight-line basis over the lease term.
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
We determined that we were the accounting owner of a total of 43 and 35 leased buildings as a result of the application of build-to-suit lease accounting as of December 28, 2015 and December 29, 2014, respectively. There were nine of these buildings under construction as of both December 28, 2015 and December 29, 2014. In order to prevent Zoës Kitchen from being deemed the accounting owner for future leases or ensuring that those that do so will qualify for de-recognition once construction is complete, we are taking measures to ensure that our lease language does not include any forms of continuing involvement.
In conjunction with these leases, we also record deemed landlord financing equal to the total construction costs incurred by the landlord prior to turning the property over to us. These building lease obligations will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of each lease. Application of this accounting model means that, at the end of the expected occupancy period, which may include lease renewal periods, any remaining obligation in excess of the depreciated carrying value of the fixed asset will be recognized as a non-cash gain on derecognition of the property and extinguishment of the obligation. We do not report rent expense for the properties which are deemed owned for accounting purposes. Rather, rental payments required under each lease are considered debt service and applied to the deemed landlord financing and interest expense.
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
If the improvements made to the property are considered landlord assets we do not record either an asset or liability unless the overall arrangement is within the scope of ASC 840-40-55 as discussed under "Leases" above. For leases where we are considered to be the owner of the construction project and receive a tenant improvement allowance, we record the amount received as a borrowing under the deemed landlord financing liability.
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
Royalty Fee Accounting
Royalties are recognized as revenue when earned. Our franchise agreement requires the franchisees to remit continuing royalty fees at a specified percentage of the franchisee's gross sales revenue.
Valuation of Goodwill, Long-Lived and Other Intangible Assets
Goodwill represents the excess of the purchase price of the acquired businesses over the fair value of the assets acquired and liabilities assumed resulting from the acquisition. In accordance with the provisions of ASC 350—Intangibles—Goodwill and Other, goodwill and indefinite lived intangible assets acquired in a purchase business combination are not amortized, but instead tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof. For purposes of applying ASC 350, we have identified a single reporting unit, as that term is defined in ASC 350, to which goodwill is attributable. We prepared our annual impairment testing of goodwill on the last day of the fiscal year and determined that the fair value of our reporting unit containing goodwill substantially exceeded its carrying value as of December 28, 2015, the most recent impairment test.
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
We recognized no impairment losses during the years ended December 28, 2015, December 29, 2014 and December 30, 2013.
Insurance Reserves
Beginning on September 27, 2014, we self-insure a portion of our expected losses under our worker's compensation insurance program. To limit our exposure to losses, we maintain stop-loss coverage through third-party insurers. Insurance liabilities representing estimated costs to settle reported claims and incurred but not reported are included in accrued expenses and other.
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
Tax liabilities are adjusted as new, previously unknown information becomes available. Due to the inherent uncertainty involved in estimation of tax liability, actual payment could be materially different from the estimated liability. These differences will impact the amount of income tax expense recorded in the period in which they are determined. Although we consider tax liabilities recorded for the years ended December 28, 2015, December 29, 2014 and December 30, 2013 to be appropriate, the ultimate resolution of such matters could have a potentially material favorable or unfavorable impact on our consolidated financial statements.
We continue to monitor and evaluate the rationale for recording a valuation allowance against our deferred tax assets. As the Company increases earnings and utilizes deferred tax assets, it is possible the valuation allowance could be reduced or eliminated.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risks
We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. However, a majority of the dollar value of goods purchased by us is effectively at spot prices. Generally our pricing protocols with suppliers can remain in effect for periods ranging from one to 18 months, depending on the outlook for prices of the particular ingredient. We have tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, weather, crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance.
Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates on our investments and debt, as applicable. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 28, 2015, we had $20.2 million in investments and interest-bearing cash accounts that earned a weighted average interest rate of 0.4%.
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

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is set forth beginning on page F-1. See "Item 15. Exhibits, Financial Statement Schedules" below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
(a) Disclosure Controls and Procedures
Disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to a registrant’s management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures. We evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 28, 2015, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on management’s assessment, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2015.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles.
Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, we have designed into the process safeguards to reduce, though not eliminate, this risk.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on this assessment, management concluded that as of December 28, 2015, the Company’s internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 28, 2015 as stated in their report which appears herein.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Change in Control and Severance Agreement

Effective as of the date of this report, the Company adopted a severance program applicable to its senior management team upon a change in control of the Company.  The program is based on the employee’s level within the Company.  The duration of continuing benefits for the CEO, the COO and CFO, the Vice Presidents and the Directors are 2 years, 18 months, 12 months and 6 months, respectively, based on such level within the organization (the “Benefits Duration Period”).   In the event of a termination of employment by the Company without "cause," for "good reason" by the relevant employee upon a change in control or within 18 months thereafter, the severance program provides employee with the following: (i) earned and unpaid base salary through the date of termination, reimbursement for unreimbursed business expenses incurred through such date of termination, accrued but unused vacation time in accordance with Company policy, and certain additional accrued and vested payments provided under the Company's benefit plans or arrangements; (ii) continued base salary for the Benefits Duration Period; (iii) continued coverage under the Company's group health plan for the Benefits Duration Period (provided the employee continues to pay the relevant employee portion on an after-tax basis that was being paid prior to termination); (iv) a prorated annual bonus amount, with such bonus determined based on the deemed achievement of all of the performance objectives for such fiscal year at a 100% level; and (v) immediate vesting of any incentive equity shares and of all target performance goals with respect to any applicable performance based unit awards or similar performance compensation. As a condition to receiving these severance amounts, the relevant employee is required to execute a general release in favor of the Company.

"Cause” shall mean any of the following: (i) employee’s intentional unauthorized use or disclosure of the Company’s confidential information or trade secrets, which use or disclosure causes material harm to the Company, (ii) employee’s material breach of any Company agreement, (iii) employee’s material failure to comply with the Company’s written policies or rules, (iv) employee’s conviction of, or plea of “guilty” or “no contest” to, a felony under the laws of the United States or any state thereof, or (v) employee’s gross negligence or willful misconduct in the performance of duties to the Company that is not cured within thirty days after employee is provided with written notice thereof.   “Good Reason” shall mean employee’s resignation due to any of the following events which occurs without employee’s written consent, provided that the requirements regarding advance notice and an opportunity to cure set forth below are satisfied: (i) a material diminution of employee’s title, authority, responsibilities, duties, base pay or bonus, (ii) a material change in the geographic location at which employee must perform services for the Company of at least fifty miles, (iii) a material reduction in the right to participate in the benefit programs in which employee was previously participating, (iv) a material breach by the Company of an employment agreement between employee and the Company, or (v) a failure of the Company to have a successor assume its obligations under an employment agreement between employee and the Company (each of (i), (ii), (iii), (iv) and (v) a “Good Reason Condition”).  In order for employee to resign for Good Reason, employee must provide written notice to the Company of the existence of the Good Reason Condition within ninety days of employee’s knowledge of the initial existence of such Good Reason Condition. Upon receipt of such notice of the Good Reason Condition, the Company will be provided with a period of thirty days during which it may remedy the Good Reason Condition and not be required to provide for the payments and benefits described herein as a result of such proposed resignation due to the Good Reason Condition specified in the notice.  If the Good Reason Condition is not remedied within the period specified in the preceding sentence, then employee may resign based on the Good Reason Condition specified in the notice of termination effective no later than one-hundred eighty days following the initial existence of such Good Reason Condition.

Amended Employment Agreement and Amended Severance Agreement

Effective as of the date of this report, the employment agreement dated March 28, 2014, between the Company and Kevin Miles, our CEO, was modified to extend the term of his employment for two years.  The expiration date of the term of employment set forth in his amended employment agreement is March 28, 2019.  Mr. Miles remains entitled to certain severance benefits set forth in his employment agreement as further described in the Company’s Definitive Proxy Statement filed on April 27, 2015. The amended employment agreement provides that, upon a termination of employment without Cause or for Good Reason, Mr. Miles shall be entitled to two years of continued base salary and benefits coverage, and two years of accelerated vesting of any outstanding incentive equity shares.  Sunil Doshi, our CFO, is a party to a severance agreement dated September 25, 2015.  Effective upon the date hereof, the terms of his severance agreement were modified to provide that,  upon a termination of employment without Cause or for Good Reason, Mr. Doshi shall be entitled to eighteen months of base salary and benefits coverage. Subsequent to a change in control of the Company, the severance terms in Miles’ amended employment agreement and Doshi’s amended severance agreement shall no longer apply.

PART III

The information required by Items 10, 11, 12, 13 and 14 will be furnished (and are hereby incorporated by reference) by an amendment hereto or pursuant to our definitive proxy statement pursuant to Regulation 14A that will contain such information.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOE’S KITCHEN, INC.

By:	/s/ Kevin Miles
Kevin Miles President and Chief Executive Officer

Date: February 25, 2016
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Miles and Sunil Doshi, jointly and severally, his or her attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Kevin Miles
Kevin Miles	Director, President and Chief Executive Officer	February 25, 2016

/s/ Sunil Doshi
Sunil Doshi	Chief Financial Officer (Principal Financial Officer)	February 25, 2016

/s/ James Besch
James Besch	Vice President of Accounting (Principal Accounting Officer)	February 25, 2016

/s/ Rahul Aggarwal
Rahul Aggarwal	Director	February 25, 2016

/s/ Cordia Harrington
Cordia Harrington	Director	February 25, 2016

/s/ Alec Taylor
Alec Taylor	Director	February 25, 2016

/s/ Thomas Baldwin
Thomas Baldwin	Director	February 25, 2016

/s/ Sue Collyns
Sue Collyns	Director	February 25, 2016

/s/ Greg Dollarhyde
Greg Dollarhyde	Chairman of the Board, Director	February 25, 2016

Exhibit Index

Exhibit No.	Description

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

10.5
Credit Agreement dated February 6, 2015, by and among Zoe’s Kitchen, Inc., as borrower, the subsidiaries of Zoe’s Kitchen, Inc., as guarantors, and Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, sole lead arranger and sole bookrunner (incorporated by reference to our Form 8-K (File No. 001-36411) filed with the Commission on February 10, 2015)

10.6*	Form of Zoe's Kitchen, Inc. Non-Employee Director Compensation Policy
10.7
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

10.10	Form of Restricted Stock Agreement Pursuant to the Zoe's Kitchen, Inc. 2014 Omnibus Incentive Plan (File No. 333-194457), initially filed with the Commission on March 10, 2014, as amended)
10.11	Form of Stock Appreciation Rights Agreement Pursuant to the Zoe's Kitchen, Inc. 2014 Omnibus Incentive Plan (File No. 333-194457), initially filed with the Commission on March 10, 2014, as amended)
10.12
Employment Agreement between Kevin Miles and Zoe's Kitchen USA, LLC, dated as of March 28, 2014 (incorporated by reference to our registration statement on Form S-1 (File No. 333-194457) filed with the Commission on March 31, 2014)

10.13
Employment Agreement between Jason Morgan and Zoe's Kitchen USA, LLC, dated as of March 28, 2014 (incorporated by reference to our registration statement on Form S-1 (File No. 333-194457) filed with the Commission on March 31, 2014)

10.14	Transition Agreement between Zoe’s Kitchen, Inc. and Jason Morgan dated August 12, 2015 (incorporated by reference to our Form 10-Q filed on August 27, 2015).
10.15	Severance Agreement between Sunil Doshi and Zoe’s Kitchen, Inc. dated September 25, 2015 (incorporated by reference to our Form 8-K filed on September 28, 2015).
10.16*	Form of Change in Control and Severance Agreement applicable to executive officers of Zoe's Kitchen, Inc.
10.17*	Amended Employment Agreement between Kevin Miles and Zoe's Kitchen, Inc. dated February 25, 2016
10.18*	Amended Severance Agreement between Sunil Doshi and Zoe's Kitchen, Inc. dated February 25, 2016
21.1*	List of Subsidiaries of Zoe's Kitchen, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included on the signature page to this report)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Exhibit No.	Description
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

Zoe's Kitchen, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Zoe’s Kitchen, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Zoe’s Kitchen, Inc. and its subsidiaries at December 28, 2015 and December 29, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 25, 2016

Zoe's Kitchen, Inc and Subsidiaries
Consolidated Balance Sheets
December 28, 2015 and December 29, 2014
(in thousands, except share and per share data)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$19,131	$29,390
Trade accounts receivable, net of allowance for doubtful accounts	853	678
Other accounts receivable	1,305	1,164
Inventory	1,660	1,295
Prepaid expenses and other	1,526	1,168
Assets held for sale	2,128	—
Total current assets	26,603	33,695
Property and equipment, net	131,819	103,945
Goodwill	29,528	29,528
Intangibles, net	9,568	11,206
Loan costs, net	93	16
Deposits	305	271
Other long-term assets	78	—
Total long-term assets	171,391	144,966
Total assets	$197,994	$178,661
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,418	$6,131
Accrued expenses and other	12,918	10,175
Total current liabilities	19,336	16,306
Long-term liabilities:
Deemed landlord financing	28,415	23,266
Deferred rent	20,264	13,701
Deferred income taxes	4,743	3,784
Residual value obligations, net	238	302
Other long-term liabilities	42	33
Total long-term liabilities	53,702	41,086
Total liabilities	73,038	57,392
Commitments and Contingencies (Note 12)
Stockholders' equity:
Common stock, $0.01 par value, 135,000,000 shares authorized as of December 28, 2015 and December 29, 2014; 19,385,645 and 19,292,246 shares issued, outstanding as of December 28, 2015 and December 29, 2014, respectively	194	193
Additional paid-in capital	145,276	142,714
Accumulated deficit	(20,514)	(21,638)
Total stockholders' equity	124,956	121,269
Total liabilities and stockholders' equity	$197,994	$178,661

   The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc and Subsidiaries
Consolidated Statements of Operations
Years Ended December 28, 2015, December 29, 2014 and December 30, 2013
(in thousands, except share and per share data)

	2015	2014	2013
Revenue:
Restaurant sales	$226,354	$171,256	$115,748
Royalty fees	203	477	637
Total revenue	226,557	171,733	116,385

Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	70,518	56,843	38,063
Labor	64,756	48,300	32,810
Store operating expenses	43,217	31,919	21,780
General and administrative expenses	26,666	26,744	13,171
Depreciation	11,368	8,900	5,862
Amortization	1,638	1,573	1,601
Pre-opening costs	2,554	2,109	1,938
Casualty loss	353	—	—
Loss from disposal of equipment	325	144	175
Total operating expenses	221,395	176,532	115,400
Income (loss) from operations	5,162	(4,799)	985
Other income and expenses:
Interest expense, net	3,270	3,535	4,019
Other income	(71)	—	—
Loss on extinguishment of debt	—	978	—
Loss on interest cap	—	6	25
Total other expenses	3,199	4,519	4,044
Income (loss) before provision for income taxes	1,963	(9,318)	(3,059)
Provision for income taxes	839	699	656
Net income (loss)	$1,124	$(10,017)	$(3,715)

Earnings per share
Basic and diluted	$0.06	$(0.58)	$(0.30)
Weighted average shares outstanding
Basic	19,344,896	17,409,673	12,561,414
Diluted	19,552,708	17,409,673	12,561,414

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years Ended December 28, 2015, December 29, 2014 and December 30, 2013
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2012	12,561,414	$126	$45,000	$(7,906)	$37,220
Equity-based compensation	—	—	74	—	74
Net loss	—	—	—	(3,715)	(3,715)
Balances at December 30, 2013	12,561,414	$126	$45,074	$(11,621)	$33,579
Issuance of common stock in connection with the IPO, net of transaction expenses	6,708,332	67	90,970	—	91,037
Equity-based compensation	—	—	6,332	—	6,332
Proceeds from exercise of stock options	22,500	—	338	—	338
Net loss	—	—	—	(10,017)	(10,017)
Balances at December 29, 2014	19,292,246	$193	$142,714	$(21,638)	$121,269
Equity-based compensation	—	—	1,191	—	1,191
Proceeds from exercise of stock options	91,177	1	1,371	—	1,372
Shares issued from restricted stock units	2,222	—	—	—	—
Net income	—	—	—	1,124	1,124
Balances at December 28, 2015	19,385,645	$194	$145,276	$(20,514)	$124,956

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 28, 2015, December 29, 2014 and December 30, 2013
(in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,124	$(10,017)	$(3,715)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,368	8,900	5,862
Amortization of intangible assets	1,638	1,573	1,601
Equity-based compensation	1,191	6,332	74
Deferred income taxes	742	606	594
Amortization of loan costs	20	77	205
Bad debt expense	48	11	11
Casualty loss	353	—	—
Loss from disposal of equipment	325	144	175
Loss on extinguishment of debt	—	978	—
Accretion of deemed landlord financing	284	219	262
Changes in operating assets and liabilities:
Trade accounts receivable	(223)	(106)	(199)
Other accounts receivable	(141)	23	(130)
Inventory	(378)	(347)	(257)
Prepaid expenses and other	(471)	(555)	(63)
Accounts payable	641	1,279	1,307
Accrued expenses and other	3,124	3,235	1,810
Deferred rent	6,608	5,401	3,387
Net cash provided by operating activities	26,253	17,753	10,924
Cash flows from investing activities:
Purchase of property and equipment	(38,403)	(31,102)	(28,267)
Acquisition purchase price, net of cash acquired	—	(9,136)	—
Proceeds from sale of property and equipment	108	158	25
Net cash used in investing activities	(38,295)	(40,080)	(28,242)
Cash flows from financing activities:
Proceeds from line of credit	—	7,900	15,650
Payments on long-term debt	—	(49,300)	(938)
Proceeds from issuance of common stock, net of underwriter fees	—	96,314	—
Payment of costs associated with initial public offering	—	(2,538)	(6)
Purchase of common stock	—	(2,733)	—
Proceeds from deemed landlord financing	508	603	1,595
Proceeds from exercise of common stock	1,372	338	—
Payment of loan acquisition fees	(97)	(16)	(284)
Net cash provided by financing activities	1,783	50,568	16,017
Net change in cash and cash equivalents	(10,259)	28,241	(1,301)
Cash and cash equivalents:
Beginning of year	29,390	1,149	2,450
End of year	$19,131	$29,390	$1,149

Supplemental disclosure of cash flow information
Cash paid for interest related to long-term debt	16	812	2,039
Cash paid for interest related to deemed landlord financing	3,292	2,750	1,668
Non-cash residual value lease obligations	18	38	107
Non-cash deemed landlord financing	4,400	2,550	6,850
Change in accrued purchases of property and equipment	(555)	(691)	1,323
Non-cash costs associated with initial public offering	—	—	1,018
Non-cash landlord improvements	—	224	—

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 28, 2015, December 29, 2014 and December 30, 2013

1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us"), primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of December 28, 2015, we operated 163 Company-owned restaurants and three franchise restaurants in 17 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All of our assets are located in the United States.
On April 16, 2014, we completed an initial public offering (the "IPO") of 6,708,332 shares of common stock at a price to the public of $15.00 per share, which included 874,999 shares sold to the underwriters pursuant to their over-allotment option. All share and per share data have been retroactively restated in the accompanying financial statements to give effect to a 125,614.14:1 stock split, which became effective on April 14, 2014. After underwriter discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $91.0 million. A portion of these proceeds were used to repay all of the outstanding borrowings under the 2011 Credit Facility (as defined herein, see Note 8).
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
New Executive Officer
Effective June 18, 2015, our former Chief Financial Officer ("CFO") concluded his employment with the Company. Effective October 2, 2015, we hired Sunil Doshi as our CFO.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Zoe's Kitchen USA, LLC and Soho Franchising, LLC. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements presented herein reflect our financial position, results of operations, cash flows and changes in equity in conformity with accounting principles and practices generally accepted in the United States of America (GAAP).
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
Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Monday of the calendar year. All fiscal years presented herein consist of 52 weeks.

Net Income (loss) per Share
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
We recognized gift card breakage in restaurant sales of $0.3 million and $0.2 million during the years ended December 28, 2015 and December 29, 2014, respectively. We recognized gift card breakage in restaurant sales of $0.3 million during the year ended December 30, 2013. The amount recorded in 2013 includes breakage income related to gift cards sold since 2008.
Royalty fee Accounting
Royalties are recognized as revenue when earned. Our franchise agreement requires the franchisees to remit continuing royalty fees at a specified percentage of the franchisee's gross sales revenue.
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
Inventory
Inventory consists primarily of food, beverage, and paper products. All inventories are recorded at the lower of cost, as determined on a first-in, first-out ("FIFO") method, or market.
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
We recognized no impairment losses during the years ended December 28, 2015, December 29, 2014 and December 30, 2013.
Loan Costs
Loan costs are amortized on a straight-line basis over the remaining life of the debt as a component of interest expense. GAAP requires that the effective yield method be used to amortize loan financing costs; however, the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method. At December 28, 2015 loan costs were $0.1 million, net of accumulated amortization related to the 2015 Credit Facility (as defined herein, see Note 8). As of December 29, 2014 loan costs were $0.02 million, net of accumulated amortization.

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
Deferred Rent
Certain leases contain annual escalation clauses based on fixed escalation terms. The excess of cumulative rent expense (recognized on the straight-line basis) over cumulative rent payments made on leases with fixed escalation terms is recognized as deferred rent liability in the accompanying balance sheets. Also included in deferred rent are tenant improvement allowances that we commonly negotiate when opening new restaurants to help fund build-out costs. These costs typically include general construction to alter the layout of the restaurant and leasehold improvements. When we are the beneficiary of each of the improvements, we capitalize the assets and record a deferred liability for the amount of cash received from the landlord, which is amortized on a straight-line basis over the lease term as defined below. If the landlord is deemed to be the owner of leasehold improvements purchased with such allowances, neither an asset nor a liability is recorded by us. The amortization of the deferred liability related to these tenant improvements is recorded as a reduction of rent expense. Tenant improvement allowances, net of amortization, totaled $12.5 million and $7.9 million as of December 28, 2015 and December 29, 2014, respectively. For leases where we are considered to be the owner of the construction project and receive tenant improvement allowances, we record these amounts received as a component of the deemed landlord financing liability. See Note 10.
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
Insurance Reserves
Beginning on September 27, 2014, we self-insure a portion of our expected losses under our worker's compensation insurance program. To limit our exposure to losses, we maintain stop-loss coverage through third-party insurers. Insurance liabilities representing estimated costs to settle reported claims and incurred but not reported are included in accrued expenses and other.
Advertising Costs
Advertising costs are expensed as incurred and are included in general and administrative and store operating expenses on the consolidated statement of operations. Advertising costs for the years ended December 28, 2015, December 29, 2014 and December 30, 2013 were $0.04 million, $0.07 million and $0.04 million, respectively.
Pre-opening Costs
Pre-opening costs primarily consist of new employee training, initial print materials, marketing, payroll expenses and rent incurred in connection with new restaurant openings and are expensed as incurred. For the years ended December 28, 2015, December 29, 2014 and December 30, 2013, pre-opening costs were $2.6 million, $2.1 million and $1.9 million, respectively.
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
Variable Interest Entities
In accordance with ASC 810, Consolidation, we apply the guidance related to variable interest entities ("VIE"), which defines the process for how an enterprise determines which party consolidates a VIE as primarily a qualitative analysis. The enterprise that consolidates the VIE (the primary beneficiary) is defined as the enterprise with (1) the power to direct activities of the VIE that most significantly affect the VIE's economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We do not possess any ownership interests in franchise entities or other affiliates. The franchise agreements are designed to provide the franchisee with key decision-making ability to enable it to oversee its operations and to have a significant impact on the success of the franchise, while our decision-making rights are related to protecting our brand. Based upon our analysis of all the relevant facts and considerations of the franchise entities and other affiliates, we have concluded that these entities are not variable interest entities and they have not been consolidated as of the fiscal year ended December 28, 2015 or fiscal year ended December 29, 2014.
Recently Issued Accounting Standards
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. Early adoption is permitted and the Company elected to early adopt this guidance as of December 28, 2015 and to apply the guidance prospectively. Because the application of this guidance affects classification only, such reclassifications of prior years would not have a material effect on the Company’s consolidated financial position or results of operations.
In July 2015, FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using FIFO or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update is effective for us prospectively for annual periods beginning after December 15, 2016, and interim periods therein, with early adoption permitted. The adoption of ASU 2015-11 is not expected to have a material impact on our consolidated financial position or results of operations.
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

3. Assets Held for Sale
As of December 28, 2015, the Company had reached an agreement to sell a parcel of land and certain leasehold improvements. The sale excludes all personal property and non-structural improvements related to the property. The Company classifies assets as held for sale and ceases depreciation of the assets when those assets meet the held for sale criteria, as defined in GAAP.
The following summarizes the financial statement carrying amounts of assets and liabilities associated with the restaurants classified as held for sale (in thousands):

2015
Land	$807
Leasehold improvements	1,321
Total Assets held for sale	$2,128

4. Property and Equipment
Property and equipment consists of the following at December 28, 2015 and December 29, 2014 (in thousands):

	2015	2014
Buildings under deemed landlord financing	$23,100	$18,700
Leasehold improvements	96,276	73,096
Machinery and equipment	23,894	17,596
Furniture and fixtures	5,150	3,948
Automobiles	3,985	3,141
Computer equipment	6,421	4,825
Construction in progress	6,805	6,047
Total property and equipment, gross	165,631	127,353
Less: Accumulated depreciation	(33,812)	(23,408)
Total property and equipment, net	$131,819	$103,945
Depreciation expense was $11.4 million, $8.9 million and $5.9 million for the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively.
As a result of the application of build-to-suit lease guidance contained in ASC 840, Leases, we have determined that we are the accounting owner of a total of 43 and 35 landlord shell buildings under deemed landlord financing as of December 28, 2015 and December 29, 2014, respectively. There were nine and six of these buildings under construction as of December 28, 2015 and December 29, 2014, respectively. We have recorded these as buildings under deemed landlord financing in the table above. We capitalize the landlord's estimated construction costs of the shell building. See Note 10 for additional information.
We capitalize internal payroll and travel costs directly related to the successful development, design and construction of our new restaurants. Capitalized internal payroll and travel costs were $0.6 million, $0.3 million and $0.2 million for the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively.

5. Goodwill
The following is a reconciliation of the beginning and ending balances of the Company's goodwill at December 28, 2015 and December 29, 2014 (in thousands):

Balance December 31, 2013	$23,334
Acquisition of Louisiana franchise	5,302
Acquisition of Destin and Mobile franchise	892
Balance December 29, 2014	$29,528
Additions, disposals and impairment	—
Balance December 28, 2015	$29,528

6. Intangible Assets
Intangible assets are summarized in the following table as of December 28, 2015 and December 29, 2014 (in thousands):

	2015
	Gross Carrying Amount	Accumulated Amortization	Net
Trade name	$10,000	$(4,083)	$5,917
Favorable leases	355	(26)	329
Reacquired rights	6,712	(3,390)	3,322
Total intangible assets	$17,067	$(7,499)	$9,568

	2014
	Gross Carrying Amount	Accumulated Amortization	Net
Trade name	$10,000	$(3,583)	$6,417
Favorable leases	464	(109)	355
Reacquired rights	6,712	(2,278)	4,434
Total intangible assets	$17,176	$(5,970)	$11,206
Estimated amortization expense for the five succeeding years and the aggregate thereafter is (in thousands):

	Trade Name	Favorable Leases	Reacquired Rights	Total
2016	$500	$23	$1,083	$1,606
2017	500	23	956	1,479
2018	500	23	547	1,070
2019	500	23	353	876
2020	500	23	203	726
Thereafter	3,417	214	180	3,811
Total	$5,917	$329	$3,322	$9,568

7. Accrued Expenses and Other
Accrued expenses and other consisted of the following at December 28, 2015 and December 29, 2014 (in thousands):

	2015	2014
Accrued payroll and payroll taxes	$5,365	$3,935
Accrued capital purchases	1,403	1,604
Sales tax payable	1,274	1,061
Gift card payable	1,121	896
Other accrued expenses	3,755	2,679
Total accrued expenses and other	$12,918	$10,175

8. Bank Line of Credit and Term Loan
On April 16, 2014, we repaid in full our outstanding $37.5 million term loan and $2.9 million line of credit (the "2011 Credit Facility") with a portion of the proceeds from our IPO. Upon repayment, the 2011 Credit Facility and all related agreements were terminated. In addition, we wrote-off all unamortized loan costs, resulting in a loss on extinguishment of debt of $1.0 million.
On February 6, 2015, we entered into a credit facility with Wells Fargo Bank, National Association (the "2015 Credit Facility"). The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of December 28, 2015, we had no indebtedness under the 2015 Credit Facility.
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
The 2015 Credit Facility includes specific financial covenants such as a leverage ratio and an interest coverage ratio. We are also subject to other customary covenants, including limitations on additional borrowings, dividend payments and acquisitions. As of December 28, 2015, we were in compliance with these financial and other customary covenants.

9. Income Taxes
Our income tax provision for the years ended December 28, 2015, December 29, 2014 and December 30, 2013 consists of the following (in thousands):

	2015	2014	2013
Current
Federal	$—	$—	$—
State	97	93	62
Subtotal Current	97	93	62
Deferred
Federal	660	569	545
State	82	37	49
Subtotal Deferred	742	606	594
Total income tax provision	$839	$699	$656

Total income tax expense differed from the amount which would have been provided by applying the statutory federal income tax rate of 35% to earnings before taxes as follows (in thousands):

	2015	2014	2013
Income tax expense (benefit) at federal statutory rate	$687	$(3,277)	$(1,071)
State income taxes	129	(238)	(120)
Increase in valuation allowance	(68)	2,323	2,747
Equity-based compensation	—	1,701	26
Deferred taxes	30	147	(880)
Meals and entertainment	61	43	25
Other permanent items	—	—	(71)
Total income tax provision	$839	$699	$656

Significant components of our deferred tax assets and liabilities at December 28, 2015 and December 29, 2014 are as follows:

	2015	2014
Current:
Deferred tax assets:
Allowance for doubtful accounts	$—	$4
Deferred revenue	—	341
Valuation allowance	—	(166)
Deferred tax liabilities:
Deferred rent	—	396
Net deferred tax liabilities, current	—	(217)
Non-current:
Deferred tax assets:
Net operating loss	$6,351	$5,246
Landlord contributions	6,354	4,456
Deferred rent	2,157	1,398
Stock compensation	784	517
Deemed landlord financing	8,541	7,395
Charitable contributions	108	92
Deferred revenue	426	—
Depreciation	151	—
Other	56	—
Valuation allowance	(9,201)	(9,104)
Deferred tax liabilities:
Goodwill	4,743	4,001
Other identifiable intangibles	—	156
Property and equipment	15,727	9,627
Net deferred tax liabilities, non-current	4,743	3,784
Total net deferred tax liabilities	$4,743	$4,001

Due to our early adoption of ASU 2015-17 on a prospective basis all deferred taxes are presented as non-current as of December 28, 2015; however, at December 29, 2014 we have classified the current net deferred tax liability as a component of accrued expenses and other in our Consolidated Balance Sheets. ASC 740 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. We have established a valuation allowance of $9.2 million and $9.3 million as of December 28, 2015 and December 29, 2014, respectively, against our net deferred tax assets due to the fact that it is not more likely than not that there will be sufficient taxable income in the future when the temporary differences are deductible.
A rollforward of activity in the valuation allowances follows:

Balance at December 31, 2012	$4,200
Addition to valuation allowance	2,747
Deductions	—
Balance at December 30, 2013	6,947
Addition to valuation allowance	2,323
Deductions	—
Balance at December 29, 2014	9,270
Addition to valuation allowance	—
Deductions	(69)
Balance at December 28, 2015	$9,201
We have recorded a full valuation allowance for the net amount of the deferred tax assets which are in excess of the indefinite-lived intangible asset deferred tax liabilities. The indefinite-lived intangible asset deferred tax liability in the amount of $4.7 million and $4.0 million as of December 28, 2015 and December 29, 2014, respectively, related to the book-tax basis difference in goodwill has not been netted against the deferred tax assets due to the uncertainty inherent in the reversal of this deferred tax liability.
At December 28, 2015, we have unused federal and state net operating loss carryforwards of $18.6 million and $12.4 million, respectively. Such losses expire in various amounts at varying times through 2035. Of these amounts, we have approximately $3.1 million of federal and state NOL carryforwards related to excess stock compensation that will be recorded in additional paid in capital when realized as a reduction in taxes payable. These NOL carryforwards result in a deferred tax asset of $6.4 million and $5.2 million at December 28, 2015 and December 29, 2014, respectively. A valuation allowance is recorded against the net deferred tax assets, exclusive of indefinite-lived intangibles discussed above, including these carryforwards. We file income tax returns, which can be periodically audited by various federal and state jurisdictions. We are generally no longer subject to federal or state income examinations for years prior to fiscal year 2010.
We continue to monitor and evaluate the rationale for recording a valuation allowance against our deferred tax assets. As the Company increases earnings and utilizes deferred tax assets, it is possible the valuation allowance could be reduced or eliminated.

10. Leases
We lease space for various restaurant locations under long-term non-cancelable operating leases from unrelated third-parties. Most of our leases are classified as operating leases under ASC 840. Rent expense, including rent-free periods if applicable, is recognized on a straight-line basis over the lease term. The lease term for all types of leases begins on the date we become legally obligated for the rent payments or we take possession of the building or land, whichever is earlier. The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty.
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
We determined that we were the accounting owner of a total of 43 and 35 leased buildings as a result of the application of build-to-suit lease accounting as of December 28, 2015 and December 29, 2014, respectively. There were nine and six of these buildings under construction as of December 28, 2015 and December 29, 2014, respectively.
The future minimum rental payments required under these leases, including those accounted for as deemed landlord financing, during the next five years and thereafter in the aggregate, are as follows (in thousands):

	Deemed landlord financing	Operating leases
2016	3,382	12,849
2017	3,471	12,986
2018	3,552	13,090
2019	3,651	13,411
2020	3,707	13,745
Thereafter	49,558	169,654
Total	$67,321	$235,735

Rent expense charged to operations under our operating leases on a straight-line basis was $13.1 million, $9.7 million and $6.9 million for the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively. Rent expense incurred prior to restaurant openings is included in pre-opening costs on the consolidated statement of operations in the amount of $0.2 million, $0.6 million and $0.6 million for the years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively.
Deemed landlord financing obligations totaled $28.4 million and $23.3 million for the years ended December 28, 2015 and December 29, 2014, respectively.

11. Related Party Transactions
Corporate Development and Administrative Services Agreement
Zoe's Investors, LLC ("Zoe's Investors"), our sole shareholder as of December 29, 2013, entered into a Corporate Development and Administrative Services Agreement with Brentwood Private Equity IV, LLC ("Brentwood"), an owner of membership interests in Zoe's Investors. Under the terms of the agreement, Brentwood provided assistance in the corporate development activities and our business growth efforts. As consideration for services provided, we provided reimbursement for business expenses related to performance of this agreement and an annual consulting fee based on Adjusted EBITDA as defined in the agreement. We had no expenses related to this agreement during the year ended December 28, 2015. During the years ended December 29, 2014 and December 30, 2013, we expensed approximately $0.1 million and $0.2 million, respectively, related to this agreement. The Brentwood agreement was terminated prior to our IPO. In addition, one person associated with Brentwood currently serves on our Board of Directors.
Repurchase of shares
In connection with our follow-on offering completed on August 19, 2014, we repurchased 94,100 shares of our common stock from certain of our officers at a price per share equal to the net proceeds per share in the offering. We did not receive net proceeds from the offering.

12. Commitments and Contingencies
Franchise Agreement
Our Kentucky franchise agreement, which requires the franchisee to remit continuing royalty fees at a specified percentage of the franchisee's gross sales revenue, provides that we as franchisor, or its authorized representative, will: (a) provide franchisee with written schedules of all foods, food products, beverages, and other items for sale, and the furniture, fixtures, supplies and equipment necessary and required for the operation of the restaurant; (b) provide franchisee with a list of approved suppliers for the products and services necessary and required for the restaurant; (c) upon the reasonable written request of franchisee, render reasonable advisory services by telephone or in writing pertaining to the operation of the restaurant; (d) provide franchisee with a sample of the standard Zoës Kitchen menu, and any modifications to the menu; (e) loan franchisee a copy of the System's operating manual and any supplements to the manual that may be published by us; and, (f) provide franchisee the opportunity to participate in group purchasing programs that we may use, develop, sponsor or provide on terms and conditions determined solely by us. In addition, as a condition to the commencement of business by any of our franchises, the franchisee must attend and successfully complete our training program.
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
On October 31, 2014, Forsyth Consulting, Inc. ("Forsyth"), a former music vendor for the Company, filed a complaint against the Company in the Circuit Court of Jefferson County, Alabama alleging breach of contract with respect to its prior music service contract. We have removed the action to federal court and, on December 19, 2014, we filed a counterclaim in the United States District Court for the Northern District of Alabama, alleging breach of contract and tortious interference with business relations claims against Forsyth. The parties continue to engage in the discovery process and we do not anticipate the results of this proceeding to have a material effect on our results of operations.

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
The following table summarizes our stock option plan activity:

	Number of units	Weighted-average exercise price
Outstanding at December 30, 2013	—	$—
Granted	554,340	16.54
Forfeited	(10,370)	15.00
Exercised	(22,500)	15.00
Outstanding at December 29, 2014	521,470	$16.64
Granted	360,250	35.77
Forfeited	(76,036)	26.75
Exercised	(91,177)	15.05
Expired	(2,342)	35.01
Outstanding at December 28, 2015	712,165	$25.38

	Shares	Weighted-average exercise price per share	Weighted-average remaining years of contractual life	Aggregate intrinsic value
Outstanding as of December 28, 2015	712,165	$25.38	8.8	$4,320
Vested and expected to vest as of December 28, 2015	649,749	24.87	8.8	4,140
Exercisable as of December 28, 2015	212,728	15.98	8.3	2,511
Total intrinsic value of options exercised was $2.0 million and $0.3 million in 2015 and 2014, respectively. Total fair value of shares vested was $0.5 and $1.2 million in 2015 and 2014, respectively.
The following table reflects the weighted-average assumptions utilized in the Black-Scholes option-pricing model to value the stock options granted in the fifty-two weeks ended December 28, 2015 and December 29, 2014:

	2015	2014
Expected volatility (1)	35.78%	34.98%
Risk-free rate of return	1.65%	1.78%
Expected life (in years) (2)	6.3	5.1
Dividend yield	0%	0%
Weighted-average fair value per share at date of grant	$13.53	$5.74
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
The following table summarizes our restricted stock unit plan activity:

	Restricted Stock Units	Weighted-average grant-date fair value
Non-vested at December 30, 2013	—	$—
Granted	6,666	15.00
Non-vested at December 29, 2014	6,666	15.00
Granted	7,235	34.56
Vested	(2,222)	15.00
Non-vested at December 28, 2015	11,679	$27.12
All of the outstanding restricted stock units vest in three equal annual installments following the date of the grant. There were no forfeited restricted stock units in the year ended December 28, 2015 and December 29, 2014.
Prior to the IPO, certain of our employees had been granted Class B units in Zoe's Investors, which was our parent company, pursuant to that entity’s limited liability company agreement. As these awards had been granted to employees of the Company, which was a consolidated subsidiary of Zoe’s Investors, the related compensation expense was reflected in the Company’s consolidated financial statements prior to the IPO. There was no compensation expense related to the 2013 awards prior to the IPO. In connection with the IPO, any awards granted by Zoe's Investors were converted into common stock.
We recognized as a component of general and administrative expenses $1.2 million, $6.3 million and $0.1 million of equity-based compensation expense related to these awards in years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively. Of the total equity-based compensation recognized for the year ended December 29, 2014, $4.9 million is related to accelerated vesting of outstanding equity awards at the IPO and $1.2 million is related to stock options granted at the date of the IPO. As of December 28, 2015, total unrecognized compensation expense related to non-vested stock awards, including an estimate for pre-vesting forfeitures, was $4.3 million, which is expected to be recognized over a weighted-average period of 3.1 years.

14. Earnings per Share
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
The following table presents the computation of basic and diluted net income (loss) per share for the period indicated (in thousands, except per share data):

	2015	2014	2013
Historical net income (loss) per share:
Net income (loss)	$1,124	$(10,017)	$(3,715)
Shares:
Basic weighted average shares outstanding	19,344,896	17,409,673	12,561,414
Diluted weighted average shares outstanding	19,552,708	17,409,673	12,561,414
Earnings (loss) per share:
Basic and diluted EPS	$0.06	$(0.58)	$(0.30)

During the fifty-two weeks ended December 28, 2015, 292,561 stock options and 159 restricted stock units were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the fifty-two weeks ended December 29, 2014, 162,900 stock options and 2,718 restricted stock units were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.

15. Casualty Loss
During the year ended December 28, 2015, we recognized a $0.4 million write-off of long-lived assets associated with a restaurant in South Carolina affected by extreme flooding resulting from Hurricane Joaquin. We expect to reopen the restaurant in the upcoming year in the same location.

16. Subsequent Events
Sale of West Little Rock store

On January 7, 2016, we completed the sale of the property classified as held for sale. Under the terms of the Purchase and Sale Agreement, the buyer paid $2.2 million for the property. We do not anticipate the results of this transaction to have a material effect on our results of operations. Upon completion of the purchase, we concurrently entered into an operating lease with the buyer.

17. Quarterly Financial Data (unaudited)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in 2015 and 2014 (in thousands, except per share data):

	Quarter Ended
	December 28, 2015	October 5, 2015	July 13, 2015	April 20, 2015	December 29, 2014	October 6, 2014	July 14, 2014	April 21, 2014
Total revenue	$52,691	$56,384	$54,474	$63,008	$40,014	$43,565	$41,888	$46,266
Income (loss) from operations	9	1,585	1,681	1,887	(810)	875	1,616	(6,480)
Net income (loss)	2,568	(2,256)	120	692	(1,596)	448	1,119	(9,988)

Net income (loss) per share, basic and diluted	$0.13	$(0.12)	$0.01	$0.04	$(0.08)	$0.02	$0.06	$(0.76)
Weighted average shares outstanding, basic	19,384	19,380	19,335	19,297	19,275	19,270	19,270	13,220
Weighted average shares outstanding, diluted	19,561	19,380	19,558	19,520	19,275	19,458	19,478	13,220