Form 10-Q
period 2016-04-18
Zoe's Kitchen, Inc.
filed 2016-05-31
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended April 18, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
On May 31, 2016, there were 19,422,170 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 18, 2016	December 28, 2015
Assets
Current Assets:
Cash and cash equivalents	$20,614	$19,131
Trade accounts receivable, net of allowance for doubtful accounts	1,376	853
Other accounts receivable	2,312	1,305
Inventory	1,810	1,660
Prepaid expenses and other	2,306	1,526
Assets held for sale	—	2,128
Total current assets	28,418	26,603
Property and equipment, net	139,544	131,819
Goodwill	29,528	29,528
Intangibles, net	9,068	9,568
Other long-term assets, net	468	476
Total long-term assets	178,608	171,391
Total assets	$207,026	$197,994
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,045	$6,418
Accrued expenses and other	15,274	12,918
Total current liabilities	24,319	19,336
Long-term liabilities:
Deemed landlord financing	27,065	28,415
Deferred rent	22,814	20,264
Deferred income taxes	5,039	4,743
Other long-term liabilities, net	254	280
Total long-term liabilities	55,172	53,702
Total liabilities	79,491	73,038
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock: $0.01 par value, 135,000,000 shares authorized as of April 18, 2016 and December 28, 2015; 19,421,453 and 19,385,645 issued and outstanding as of April 18, 2016 and December 28, 2015, respectively.	$194	$194
Additional paid-in capital	146,459	145,276
Accumulated deficit	(19,118)	(20,514)
Total stockholders' equity	127,535	124,956
Total liabilities and stockholders' equity	$207,026	$197,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Sixteen Weeks Ended
	April 18, 2016	April 20, 2015
Revenue:
Restaurant sales	$80,348	$62,949
Royalty fees	63	59
Total revenue	80,411	63,008
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	23,989	19,674
Labor	23,299	17,819
Store operating expenses	15,373	11,787
General and administrative expenses	9,445	7,242
Depreciation	3,992	3,192
Amortization	500	512
Pre-opening costs	740	848
Loss from disposal of equipment	237	47
Total operating expenses	77,575	61,121
Income from operations	2,836	1,887
Other income and expenses:
Interest expense, net	1,122	971
Other income	(27)	(10)
Total other income and expenses	1,095	961
Income before provision for income taxes	1,741	926
Provision for income taxes	345	234
Net income	$1,396	$692
Earnings per share:
Basic	$0.07	$0.04
Diluted	$0.07	$0.04
Weighted average shares of common stock outstanding:
Basic	19,395,815	19,296,710
Diluted	19,568,815	19,519,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Sixteen Weeks Ended
	April 18, 2016	April 20, 2015
Cash flows from operating activities:
Net income	$1,396	$692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,992	3,192
Amortization of intangible assets	500	512
Equity-based compensation	703	305
Deferred income taxes	345	243
Amortization of loan costs	7	5
Bad debt expense	10	7
Loss from disposal of equipment	237	47
Accretion of deemed landlord financing	110	80
Changes in operating assets and liabilities:
Trade accounts receivable	(533)	(469)
Other accounts receivable	(1,007)	(391)
Inventory	(150)	(134)
Prepaid expenses and other	(772)	(386)
Accounts payable	1,613	2,165
Accrued expenses and other	449	(417)
Deferred rent	2,581	2,178
Net cash provided by operating activities	9,481	7,629
Cash flows from investing activities:
Purchase of property and equipment	(10,569)	(11,411)
Proceeds from sale-leaseback transactions	2,089	—
Proceeds from sale of property and equipment	12	49
Net cash used in investing activities	(8,468)	(11,362)
Cash flows from financing activities:
Proceeds from deemed landlord financing	(10)	530
Proceeds from exercise of stock options	480	308
Payments of loan acquisition fees	—	(97)
Net cash provided by financing activities	470	741
Net change in cash and cash equivalents	1,483	(2,992)
Cash and cash equivalents:
Beginning of period	19,131	29,390
End of period	$20,614	$26,398

Supplemental disclosure of cash flow information:
Cash paid for interest related to deemed landlord financing	1,122	985
Non-cash deemed landlord financing	(1,450)	1,100
Change in accrued purchases of property and equipment	2,846	(68)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us") primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of April 18, 2016, we operated 174 Company-owned restaurants and three franchise restaurants in 19 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All of our assets are located in the United States.
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America ("GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.
Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Due to the seasonality of our business, results for any interim financial period are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new restaurants. These interim unaudited condensed consolidated financial statements do not represent complete financial statements and should be read in conjunction with our annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2015 (the "2015 Form 10-K"). While the condensed consolidated balance sheet data as of December 28, 2015 was derived from audited financial statements, it does not include all disclosures required by GAAP.
Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is the same as net income (loss) for all periods presented. Therefore, a separate statement of comprehensive income (loss) is not included in the accompanying condensed consolidated financial statements.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Zoe’s Kitchen, Inc. and its wholly owned subsidiaries, Zoe’s Kitchen USA, LLC and Soho Franchising, LLC. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements presented herein reflect our financial position, results of operations and cash flows in conformity with GAAP.
Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Monday of the calendar year. Fiscal years ended December 26, 2016 and December 28, 2015 consist of 52 weeks. Our first fiscal quarter consists of 16 weeks, and each of our second, third and fourth fiscal quarters consists of 12 weeks, except for a 53-week year when the fourth quarter has 13 weeks.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, such as valuation of long-lived, definite and indefinite-lived assets, estimated useful lives of assets, the reasonably assured lease terms of operating leases, the construction costs of leases where the Company is considered the owner during and after the construction period, allowance for doubtful accounts, the fair value and forfeiture rates related to equity-based compensation, the calculation of self-insurance reserves, and deferred tax valuation allowances, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-09, “Compensation – Stock Compensation (Topic 718).” The pronouncement was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial position or results of operations.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Previous lease accounting did not require certain lease types to be recognized on the balance sheet. This update is an amendment to the codification and is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years applied using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial position or results of operations.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for adoption. The update is now effective for reporting periods beginning after December 15, 2017. In March 2016, April 2016 and May 2016, the FASB also issued ASU 2016-10 and ASU 2016-12, respectively, to further clarify performance obligations and licensing implementation guidance and other general topics. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial position or results of operations.

2.    Supplemental Information
Property and equipment, net consisted of the following (in thousands):

	April 18, 2016	December 28, 2015
Leasehold improvements	103,642	96,276
Buildings under deemed landlord financing	21,650	23,100
Machinery and equipment	26,358	23,894
Furniture and fixtures	5,520	5,150
Automobiles	4,230	3,985
Computer equipment	6,955	6,421
Construction in progress	8,629	6,805
Property and equipment, gross	176,984	165,631
Less: Accumulated depreciation	(37,440)	(33,812)
Total Property and equipment, net	$139,544	$131,819
Accrued expenses and other consisted of the following (in thousands):

	April 18, 2016	December 28, 2015
Accrued payroll and payroll taxes	$4,390	$5,365
Accrued capital purchases	3,235	1,403
Sales tax payable	2,903	1,274
Gift card payable	660	1,121
Other accrued expenses	4,086	3,755
Total Accrued expenses and other	$15,274	$12,918

3.    Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.

4.    Bank Line of Credit and Term Loan
On February 6, 2015, we entered into a credit facility with Wells Fargo Bank, National Association (the "2015 Credit Facility"). The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of April 18, 2016, we had no indebtedness under the 2015 Credit Facility.
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

The 2015 Credit Facility includes specific financial covenants such as a leverage ratio and an interest coverage ratio. We are also subject to other customary covenants, including limitations on additional borrowings, dividend payments and acquisitions. As of April 18, 2016, we were in compliance with these financial and other customary covenants.

5.    Equity-based Compensation
In connection with our initial public offering in April 2014 (the "IPO"), we adopted the 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards available to directors, officers and other employees of us and our subsidiaries, as well as others performing consulting or advisory services to us. The number of shares of common stock available for issuance under the 2014 Incentive Plan may not exceed 1,905,799.
The following table summarizes our stock option plan activity:

	Stock Options	Weighted Average Exercise Price
Outstanding as of December 28, 2015	712,165	$25.38
Granted	129,215	27.42
Exercised	(31,176)	15.40
Forfeited	(13,334)	30.70
Expired	(1,434)	23.33
Outstanding as of April 18, 2016	795,436	$26.02
There were 250,000 stock options granted that vested immediately upon completion of the IPO. All other options vest in four equal annual installments following the date of the grant with a contractual term of 10 years.
The following table reflects the weighted-average assumptions utilized in the Black-Scholes option-pricing model to value the stock options granted in the sixteen weeks ended April 18, 2016:

Sixteen Weeks Ended
April 18, 2016
Expected volatility (1)	31.8%
Risk-free rate of return	1.4%
Expected life (in years) (2)	6.3
Dividend yield	0%
Weighted-average fair value per share at date of grant	$9.29
(1) Expected volatility was based on competitors within the industry.
(2) Expected life was calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, as we do not have sufficient historical data for determining the expected term of our stock option awards.

The following table summarizes our restricted stock unit plan activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 28, 2015	11,679	$27.12
Granted	77,051	28.29
Vested	(4,632)	25.18
Non-vested at April 18, 2016	84,098	28.30

The fair value of the non-vested restricted stock units is based on the closing price on the date of grant. All of our outstanding restricted stock units vest in three equal annual installments following the date of the grant.

We recognized equity-based compensation as a component of general and administrative expenses of $0.7 million and $0.3 million during the sixteen weeks ended April 18, 2016 and April 20, 2015, respectively. As of April 18, 2016, total unrecognized compensation expense related to non-vested stock awards, including an estimate for pre-vesting forfeitures, was $6.4 million, which is expected to be recognized over a weighted-average period of 3.0 years.

6.    Earnings Per Share
Basic net income per share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.
The following table presents the computation of basic and diluted net income per share for the period indicated:

	Sixteen Weeks Ended
	April 18, 2016	April 20, 2015
Net income (in thousands):	$1,396	$692
Shares:
Basic weighted average shares outstanding	19,395,815	19,296,710
Diluted weighted average shares outstanding	19,568,815	19,519,675
Earnings per share:
Basic EPS	$0.07	$0.04
Diluted EPS	$0.07	$0.04
During the sixteen weeks ended April 18, 2016, there were 432,227 stock options and 417 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the sixteen weeks ended April 20, 2015, there were 198,729 stock options and 517 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.

7.    Income Taxes
Provision for income taxes was $0.3 million and $0.2 million for the sixteen weeks ended April 18, 2016 and April 20, 2015, respectively. The effective tax rate was 20% and 25% for the sixteen weeks ended April 18, 2016 and April 20, 2015, respectively. Our tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. Our quarterly provision for income taxes is measured using an annual estimated effective tax rate for the full year applied to period earnings. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.
We continue to monitor and evaluate the rationale for recording a full valuation allowance for the net amount of the deferred tax assets which are in excess of the indefinite-lived intangible asset deferred tax liabilities. We intend to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility within the foreseeable future, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

8.    Commitments and Contingencies
Franchise Agreement
Our Kentucky franchise agreement, which requires the franchisee to remit continuing royalty fees at a specificed percentage of the franchisee's gross sales revenue, provides that we as franchisor, or our authorized representative, will: (a) provide franchisee with written schedules of all foods, food products, beverages, and other items for sale, and the furniture, fixtures, supplies and equipment necessary and required for the operation of the restaurant; (b) provide franchisee with a list of approved suppliers for the products and services necessary and required for the restaurant; (c) upon the reasonable written request of franchisee, render reasonable advisory services by telephone or in writing pertaining to the operation of the restaurant; (d) provide franchisee with a sample of the standard Zoës Kitchen menu, and any modifications to the menu; (e) loan franchisee a copy of the system’s operating manual and any supplements to the manual that may be published by us; and (f) provide franchisee the opportunity to participate in group purchasing programs that we may use, develop, sponsor or provide on terms and conditions determined solely by us. In addition, as a condition to the commencement of business by the franchisee, the franchisee must attend and successfully complete our training program.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our 2015 Form 10-K.
In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions set forth under the sections entitled "Risk Factors" and "Forward-Looking Statements" as filed in our 2015 Form 10-K.
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

We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 177 restaurants in 19 states as of April 18, 2016, including three franchise restaurants. We opened 11 Company-owned restaurants during the sixteen weeks ended April 18, 2016. We plan to open 34 to 36 restaurants in 2016, including the restaurants opened in the sixteen weeks ended April 18, 2016. In fiscal year 2016 we have opened 17 restaurants as of May 31, 2016, including the reopening of the restaurant in South Carolina damaged by a hurricane last year. We expect to double our restaurant base in the next five years. To increase comparable restaurant sales, we plan to heighten brand awareness to drive new customer traffic, increase existing customer frequency and grow our catering business. We believe we are well positioned for future growth with a developed infrastructure capable of supporting a restaurant base that is greater than our existing footprint. Additionally, we believe we have an opportunity to optimize costs and achieve profitability as we benefit from economies of scale.
Key Measures We Use to Evaluate Our Performance
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures used by our management for determining how our business is performing are restaurant sales, comparable restaurant sales growth, number of new restaurant openings, EBITDA and Adjusted EBITDA.
Restaurant Sales
Restaurant sales represents sales of food and beverages in Company-owned restaurants. Several factors affect our restaurant sales in any given period, including the number of restaurants in operation and per restaurant sales.

Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for 18 fiscal periods or longer. Each fiscal period consists of 28 days. As of April 18, 2016 and April 20, 2015, there were 126 and 94 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
Comparable restaurant sales growth is generated by an increase in transactions or changes in per customer spend. Per customer spend can be influenced by changes in menu prices and/or the mix and number of items sold per check.
Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	overall economic trends, particularly those related to consumer spending;

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

•	pricing;

•	customer demand;

•	per-customer spend and average check amount;

•	marketing and promotional efforts;

•	local competition;

•	trade area dynamics;

•	introduction of new menu items; and

•	opening of new restaurants in the vicinity of existing locations.

Consistent with common industry practice, we present comparable restaurant sales on a fiscal year basis that aligns current year sales weeks with comparable periods in the prior year, regardless of whether they belong to the same calendar period or not. Since opening new Company-owned restaurants will be a significant component of our revenue growth, comparable restaurant sales is only one measure of how we evaluate our performance.
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

The following table shows the growth in our Company-owned and franchise restaurant base:

	Sixteen Weeks Ended
	April 18, 2016	April 20, 2015
Company-owned Restaurant Base
Beginning of period	163	129
Openings	11	12
Restaurants at end of period	174	141
Franchise Restaurant Base
Beginning of period	3	3
Restaurants at end of period	3	3
Total restaurants	177	144

Key Financial Definitions
Restaurant sales.    Restaurant sales represent sales of food and beverages in Company-owned restaurants, net of promotional allowances and employee meals. Restaurant sales in a given period are directly impacted by the number of operating weeks in the period, the number of restaurants we operate and comparable restaurant sales growth.
Royalty fees. Royalty fees represent royalty income from the three franchised restaurants.
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
General and administrative expenses.    General and administrative expenses include expenses associated with corporate and regional functions that support the development and operations of restaurants, including compensation and benefits, travel expenses, stock compensation costs, legal and professional fees, information systems, corporate office rent and other related corporate costs.
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

Interest expense, net.    Interest expense includes cash and imputed non-cash charges related to our deemed landlord financing, non-cash charges related to our residual value obligations, amortization of debt issue costs as well as cash payments and accrued charges related to our 2015 Credit Facility.
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

	Sixteen Weeks Ended
	April 18, 2016	April 20, 2015
Revenue:
Restaurant sales	99.9%	99.9%
Royalty fees	0.1%	0.1%
Total revenue	100.0%	100.0%
Operating expenses(1):
Restaurant operating costs (excluding depreciation and amortization) (1):
Cost of sales	29.9%	31.3%
Labor	29.0%	28.3%
Store operating expenses	19.1%	18.7%
General and administrative expenses	11.7%	11.5%
Depreciation	5.0%	5.1%
Amortization	0.6%	0.8%
Pre-opening costs	0.9%	1.3%
Loss from disposal of equipment	0.3%	0.1%
Total operating expenses	96.5%	97.0%
Income from operations	3.5%	3.0%
Other income and expenses:
Interest expense, net	1.4%	1.5%
Other income	(0.0)%	(0.0)%
Total other income and expenses	1.4%	1.5%
Income before provision for income taxes	2.2%	1.5%
Provision for income taxes	0.4%	0.4%
Net income	1.7%	1.1%

(1) As a percentage of restaurant sales.

Sixteen Weeks Ended April 18, 2016 compared to Sixteen Weeks Ended April 20, 2015
The following table presents selected consolidated comparative results of operations from our unaudited condensed consolidated financial statements for the sixteen weeks ended April 18, 2016 compared to the sixteen weeks ended April 20, 2015:

	Sixteen Weeks Ended

	April 18, 2016	April 20, 2015	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$80,348	$62,949	$17,399	27.6%
Royalty fees	63	59	4	6.8%
Total revenue	80,411	63,008	17,403	27.6%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	23,989	19,674	4,315	21.9%
Labor	23,299	17,819	5,480	30.8%
Store operating expenses	15,373	11,787	3,586	30.4%
General and administrative expenses	9,445	7,242	2,203	30.4%
Depreciation	3,992	3,192	800	25.1%
Amortization	500	512	(12)	(2.3)%
Pre-opening costs	740	848	(108)	(12.7)%
Loss from disposal of equipment	237	47	190	404.3%
Total operating expenses	77,575	61,121	16,454	26.9%
Income from operations	2,836	1,887	949	50.3%
Other income and expenses:
Interest expense, net	1,122	971	151	15.6%
Other income	(27)	(10)	(17)	170.0%
Total other income and expenses	1,095	961	134	13.9%
Income before provision for income taxes	1,741	926	815	88.0%
Provision for income taxes	345	234	111	47.4%
Net income	$1,396	$692	$704	101.7%

Restaurant sales.    The following table summarizes the growth in restaurant sales from the sixteen weeks ended April 20, 2015 to the sixteen weeks ended April 18, 2016 (dollars in thousands):

Net Sales
Restaurant sales for the sixteen weeks ended April 20, 2015	$62,949
Incremental restaurant sales increase due to:
Comparable restaurant sales	4,573
Restaurants not in comparable restaurant base	12,826
Restaurant sales for the sixteen weeks ended April 18, 2016	$80,348
Restaurant sales increased by $17.4 million, or 27.6%, in the sixteen weeks ended April 18, 2016 compared to the sixteen weeks ended April 20, 2015. Restaurants not in the comparable restaurant base and other sales accounted for $12.8 million of this increase. The balance of the growth was due to an increase in comparable restaurant sales of $4.6 million, or 8.1%, in the sixteen weeks ended April 18, 2016 comprised primarily of a 6% increase in transactions and product mix combined with a 2.1% increase in price.
Royalty fees.    Royalty fees remained flat in the sixteen weeks ended April 18, 2016 compared to the sixteen weeks ended April 20, 2015.
Cost of sales.    Cost of sales increased $4.3 million in the sixteen weeks ended April 18, 2016 compared to the sixteen weeks ended April 20, 2015, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 31.3% in the sixteen weeks ended April 20, 2015 to 29.9% in the sixteen weeks ended April 18, 2016. This decrease was primarily driven by lower costs in poultry and paper products.
Labor.    Labor increased by $5.5 million in the sixteen weeks ended April 18, 2016 compared to the sixteen weeks ended April 20, 2015, due primarily to opening 33 new Company-owned restaurants. As a percentage of restaurant sales, labor increased from 28.3% in the sixteen weeks ended April 20, 2015 to 29.0% in the sixteen weeks ended April 18, 2016. The increase was primarily driven by an increase in wage rates and benefit costs.
Store operating expenses.    Store operating expenses increased by $3.6 million in the sixteen weeks ended April 18, 2016 compared to the sixteen weeks ended April 20, 2015, due primarily to opening 33 new Company-owned restaurants. As a percentage of restaurant sales, store operating expense increased from 18.7% in the sixteen weeks ended April 20, 2015 to 19.1% in the sixteen weeks ended April 18, 2016. This increase was primarily attributable to the dilutive effect on margins from our newest restaurants, which, on average, initially operate at less than system-wide average sales volumes and the timing of store marketing initiatives.
General and administrative expenses.    General and administrative expenses increased by $2.2 million in the sixteen weeks ended April 18, 2016 compared to the sixteen weeks ended April 20, 2015. As a percentage of revenue, general and administrative expenses increased from 11.5% in the sixteen weeks ended April 20, 2015 to 11.7% in the sixteen weeks ended April 18, 2016. The increase was primarily driven by increased corporate payroll and benefits costs associated with supporting an increased number of restaurants, incremental compliance costs as well as increased non-cash equity-based compensation due to headcount growth.
Depreciation.    Depreciation increased by $0.8 million in the sixteen weeks ended April 18, 2016 compared to the sixteen weeks ended April 20, 2015, due primarily to opening 33 new Company-owned restaurants. As a percentage of revenue, depreciation decreased from 5.1% in the sixteen weeks ended April 20, 2015 to 5.0% in the sixteen weeks ended April 18, 2016.
Amortization.    Amortization remained flat in the sixteen weeks ended April 18, 2016 compared to the sixteen weeks ended April 20, 2015.
Pre-opening costs.    Pre-opening costs decreased by $0.1 million in the sixteen weeks ended April 18, 2016 compared to the sixteen weeks ended April 20, 2015. As a percent of revenue, pre-opening costs decreased from 1.3% in the sixteen weeks ended April 20, 2015 to 0.9% in the sixteen weeks ended April 18, 2016.
Interest expense.    Interest expense increased by $0.2 million in the sixteen weeks ended April 18, 2016 compared to the sixteen weeks ended April 20, 2015, due primarily to increased interest from deemed landlord financing.
Provision for income taxes.    Provision for income taxes increased by $0.1 million in the sixteen weeks ended April 18, 2016 compared to the sixteen weeks ended April 20, 2015. Our tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets.  The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.

Adjusted EBITDA
EBITDA is defined as net income before interest, income taxes and depreciation and amortization.
We define Adjusted EBITDA as EBITDA plus asset disposals and pre-opening costs. EBITDA and Adjusted EBITDA are intended as a supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally. You should review the reconciliation of net income to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Sixteen Weeks Ended
	April 18, 2016	April 20, 2015

	(Dollars in thousands)
Adjusted EBITDA:
Net income, as reported	$1,396	$692
Depreciation and amortization	4,492	3,704
Interest expense, net	1,122	971
Provision for income taxes	345	234
EBITDA	7,355	5,601
Asset disposals(1)	237	47
Pre-opening costs(2)	740	848
Adjusted EBITDA(3)	$8,332	$6,496

(1) Represents costs related to loss on disposal of equipment.
(2) Represents expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
(3) Amounts previously disclosed for 2015 included $305,000 of non-cash equity-based compensation expense.

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
Summary of Cash Flows
Following the IPO, our primary sources of liquidity and cash flows have been operating cash flows and the net proceeds from the IPO not used for repayment of our prior credit facility. We are using these sources to fund capital expenditures for new Company-owned restaurant openings, reinvest in our existing restaurants, repurchase restaurants from our franchisees, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 20 days to pay our vendors.

	Sixteen Weeks Ended
	April 18, 2016	April 20, 2015

	(Dollars in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$9,481	$7,629
Net cash used in investing activities	(8,468)	(11,362)
Net cash provided by financing activities	470	741
Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased to $9.5 million for the sixteen weeks ended April 18, 2016 from $7.6 million for the sixteen weeks ended April 20, 2015. Net cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.
Net cash provided by operating activities for the sixteen weeks ended April 18, 2016 consisted primarily of net income adjusted for non-cash expenses and an increase in accrued expenses and other offset by an increase in other accounts receivable. The increase in accrued expenses and other was primarily related to the timing of several corporate expenses. The increase in other accounts receivable was primarily related to tenant improvement allowances.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased to $8.5 million for the sixteen weeks ended April 18, 2016 from $11.4 million for the sixteen weeks ended April 20, 2015. The decrease was primarily due to proceeds from a sale-leaseback transaction in the sixteen weeks ended April 18, 2016 of $2.1 million.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities decreased to $0.5 million for the sixteen weeks ended April 18, 2016 from $0.7 million for the sixteen weeks ended April 20, 2015, primarily due to less proceeds from deemed landlord financing.

Credit Facility
On February 6, 2015, we entered into the 2015 Credit Facility with Wells Fargo Bank, National Association. The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of April 18, 2016, we had no indebtedness under the 2015 Credit Facility.
Off-Balance Sheet Arrangements
As of April 18, 2016, we did not have any off-balance sheet arrangements.
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
We believe our critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable. Our critical accounting polices and estimates are described in our annual consolidated financial statements and the related notes in our 2015 Form 10-K.

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

Item 4. Controls and Procedures
As of April 18, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file under the exchange act is recorded and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in internal control over financial reporting during the quarter ended April 18, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 8, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2015.

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

Date: May 31, 2016

ZOE'S KITCHEN, INC.

By:	/s/ Kevin Miles
Name: Kevin Miles
Title: President and Chief Executive Officer

By:	/s/ Sunil Doshi
Name: Sunil Doshi
Title: Chief Financial Officer