Form 10-Q
period 2016-07-11
Zoe's Kitchen, Inc.
filed 2016-08-22
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 11, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
On August 22, 2016, there were 19,458,314 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 11, 2016	December 28, 2015
Assets
Current Assets:
Cash and cash equivalents	$14,442	$19,131
Trade accounts receivable, net of allowance for doubtful accounts	1,212	853
Other accounts receivable	3,313	1,305
Inventory	1,897	1,660
Prepaid expenses and other	3,492	1,526
Assets held for sale	—	2,128
Total current assets	24,356	26,603
Property and equipment, net	149,579	131,819
Goodwill	29,528	29,528
Intangibles, net	8,695	9,568
Other long-term assets, net	489	476
Total long-term assets	188,291	171,391
Total assets	$212,647	$197,994
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,576	$6,418
Accrued expenses and other	14,472	12,918
Total current liabilities	24,048	19,336
Long-term liabilities:
Deemed landlord financing	27,818	28,415
Deferred rent	25,046	20,264
Deferred income taxes	5,701	4,743
Other long-term liabilities, net	226	280
Total long-term liabilities	58,791	53,702
Total liabilities	82,839	73,038
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock: $0.01 par value, 135,000,000 shares authorized as of July 11, 2016 and December 28, 2015; 19,458,314 and 19,385,645 issued and outstanding as of July 11, 2016 and December 28, 2015, respectively.	$195	$194
Additional paid-in capital	147,530	145,276
Accumulated deficit	(17,917)	(20,514)
Total stockholders' equity	129,808	124,956
Total liabilities and stockholders' equity	$212,647	$197,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2016	July 13, 2015	July 11, 2016	July 13, 2015
Revenue:
Restaurant sales	$66,222	$54,424	$146,570	$117,373
Royalty fees	51	50	114	109
Total revenue	66,273	54,474	146,684	117,482
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	19,995	17,313	43,984	36,987
Labor	18,810	15,006	42,109	32,825
Store operating expenses	13,075	10,514	28,448	22,301
General and administrative expenses	7,270	6,261	16,715	13,503
Depreciation	3,292	2,587	7,284	5,779
Amortization	373	375	873	887
Pre-opening costs	552	637	1,292	1,485
Loss from disposal of equipment	100	100	337	147
Total operating expenses	63,467	52,793	141,042	113,914
Income from operations	2,806	1,681	5,642	3,568
Other income and expenses:
Interest expense, net	861	711	1,983	1,682
Other income	(20)	(21)	(47)	(31)
Total other income and expenses	841	690	1,936	1,651
Income before provision for income taxes	1,965	991	3,706	1,917
Provision for income taxes	764	871	1,109	1,105
Net income	$1,201	$120	$2,597	$812
Earnings per share:
Basic	$0.06	$0.01	$0.13	$0.04
Diluted	$0.06	$0.01	$0.13	$0.04
Weighted average shares of common stock outstanding:
Basic	19,436,315	19,334,939	19,413,132	19,313,094
Diluted	19,631,272	19,557,645	19,595,542	19,535,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Twenty-eight Weeks Ended
	July 11, 2016	July 13, 2015
Cash flows from operating activities:
Net income	$2,597	$812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,284	5,779
Amortization of intangible assets	873	887
Equity-based compensation	1,204	587
Deferred income taxes	1,021	1,046
Amortization of loan costs	12	10
Bad debt expense	35	6
Loss from disposal of equipment	337	147
Accretion of deemed landlord financing	182	122
Changes in operating assets and liabilities:
Trade accounts receivable	(394)	(459)
Other accounts receivable	(1,958)	(483)
Inventory	(237)	(226)
Prepaid expenses and other	(1,982)	(1,082)
Accounts payable	1,528	1,255
Accrued expenses and other	(417)	1,232
Deferred rent	4,823	4,026
Net cash provided by operating activities	14,908	13,659
Cash flows from investing activities:
Purchase of property and equipment	(22,820)	(20,223)
Proceeds from sale-leaseback transactions	2,089	—
Proceeds from sale of property and equipment	13	58
Net cash used in investing activities	(20,718)	(20,165)
Cash flows from financing activities:
Proceeds from deemed landlord financing	71	162
Proceeds from exercise of stock options	1,050	1,248
Payments of loan acquisition fees	—	(97)
Net cash provided by financing activities	1,121	1,313
Net change in cash and cash equivalents	(4,689)	(5,193)
Cash and cash equivalents:
Beginning of period	19,131	29,390
End of period	$14,442	$24,197

Supplemental disclosure of cash flow information:
Cash paid for interest related to deemed landlord financing	1,984	1,700
Non-cash deemed landlord financing	(850)	3,850
Change in accrued purchases of property and equipment	3,504	1,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us") primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of July 11, 2016, we operated 183 Company-owned restaurants and three franchise restaurants in 19 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All of our assets are located in the United States.
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
In March 2016, the FASB issued ASU No. 2016-04, "Liabilities - Extinguishments of Liabilities (Subtopic 405-20)", which amends subtopic 405-20 to provide a scope exception that requires breakage for prepaid stored-value product liabilities to be accounted for consistent with the breakage guidance in Topic 606. The amendment is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We do not expect the adoption of ASU 2016-04 to have a material impact on our financial position or results of operations.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for adoption. The update is now effective for reporting periods beginning after December 15, 2017. In March 2016, April 2016 and May 2016, the FASB also issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively, to further clarify performance obligations and licensing implementation guidance and other general topics. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial position or results of operations.

2.    Supplemental Information
Property and equipment, net consisted of the following (in thousands):

	July 11, 2016	December 28, 2015
Land	$822	$—
Buildings under deemed landlord financing	22,250	23,100
Leasehold improvements	110,637	96,276
Machinery and equipment	28,532	23,894
Furniture and fixtures	5,875	5,150
Automobiles	4,024	3,985
Computer equipment	7,910	6,421
Construction in progress	9,611	6,805
Property and equipment, gross	189,661	165,631
Less: Accumulated depreciation	(40,082)	(33,812)
Total Property and equipment, net	$149,579	$131,819
Accrued expenses and other consisted of the following (in thousands):

	July 11, 2016	December 28, 2015
Accrued payroll and payroll taxes	$4,656	$5,365
Accrued capital purchases	3,277	1,403
Sales tax payable	2,372	1,274
Gift card payable	590	1,121
Other accrued expenses	3,577	3,755
Total Accrued expenses and other	$14,472	$12,918

3.    Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.

4.    Bank Line of Credit and Term Loan
On February 6, 2015, we entered into a credit facility with Wells Fargo Bank, National Association (the "2015 Credit Facility"). The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of July 11, 2016, we had no indebtedness under the 2015 Credit Facility.
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

The 2015 Credit Facility includes specific financial covenants such as a leverage ratio and an interest coverage ratio. We are also subject to other customary covenants, including limitations on additional borrowings, dividend payments and acquisitions. As of July 11, 2016, we were in compliance with these financial and other customary covenants.

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
The following table summarizes our stock option plan activity:

	Stock Options	Weighted Average Exercise Price
Outstanding as of December 28, 2015	712,165	$25.38
Granted	129,215	27.42
Exercised	(68,037)	15.43
Forfeited	(13,334)	30.70
Expired	(2,059)	26.88
Outstanding as of July 11, 2016	757,950	$26.52
There were 250,000 stock options granted that vested immediately upon completion of the IPO. All other options vest in four equal annual installments following the date of the grant with a contractual term of 10 years.
The following table reflects the weighted-average assumptions utilized in the Black-Scholes option-pricing model to value the stock options granted:

Twenty-eight Weeks Ended
July 11, 2016
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

The following table summarizes our restricted stock unit plan activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 28, 2015	11,679	$27.12
Granted	77,815	28.40
Vested	(4,632)	25.18
Non-vested at July 11, 2016	84,862	28.40

The fair value of the non-vested restricted stock units is based on the closing price on the date of grant. All of our outstanding restricted stock units vest in three equal annual installments following the date of the grant.

We recognized equity-based compensation as a component of general and administrative expenses of $0.5 million and $0.3 million during the twelve weeks ended July 11, 2016 and July 13, 2015, respectively, and $1.2 million and $0.6 million during the twenty-eight weeks ended July 11, 2016 and July 13, 2015, respectively. As of July 11, 2016, total unrecognized compensation expense related to non-vested stock awards, including an estimate for pre-vesting forfeitures, was $6.1 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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
The following table presents the computation of basic and diluted net income per share for the period indicated:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2016	July 13, 2015	July 11, 2016	July 13, 2015
Net income (in thousands):	$1,201	$120	$2,597	$812
Shares:
Basic weighted average shares outstanding	19,436,315	19,334,939	19,413,132	19,313,094
Diluted weighted average shares outstanding	19,631,272	19,557,645	19,595,542	19,535,948
Earnings per share:
Basic EPS	$0.06	$0.01	$0.13	$0.04
Diluted EPS	$0.06	$0.01	$0.13	$0.04
During the twelve weeks ended July 11, 2016, there were 327,995 stock options and 300 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the twelve weeks ended July 13, 2015, there were 339,143 stock options excluded from the diluted earnings per share calculation because their inclusion would have been anti dilutive.
During the twenty-eight weeks ended July 11, 2016, there were 387,556 stock options and 367 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the twenty-eight weeks ended July 13, 2015, there were 258,906 stock options and 295 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.

7.    Income Taxes
Provision for income taxes was $0.8 million and $0.9 million for the twelve weeks ended July 11, 2016 and July 13, 2015, respectively, and $1.1 million for the twenty-eight weeks ended July 11, 2016 and July 13, 2015. The effective tax rate was 30% and 58% for the twenty-eight weeks ended July 11, 2016 and July 13, 2015, respectively. Our tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the deferred tax liability cannot offset deferred tax assets. Our quarterly provision for income taxes is measured using an annual estimated effective tax rate for the full year applied to period earnings. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.

We continue to monitor and evaluate the rationale for recording a full valuation allowance for the net amount of the deferred tax assets which are in excess of the indefinite-lived intangible asset deferred tax liabilities. We intend to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility within the foreseeable future, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period that the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to achieve.

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

We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 186 restaurants in 19 states as of July 11, 2016, including three franchise restaurants. We opened 20 Company-owned restaurants during the twenty-eight weeks ended July 11, 2016 and reopened the restaurant in South Carolina damaged by a hurricane last year. We plan to open 35 to 36 restaurants in 2016, including the restaurants opened in the twenty-eight weeks ended July 11, 2016. In fiscal year 2016 we have opened 25 restaurants as of August 22, 2016 and reopened the restaurant in South Carolina damaged by a hurricane last year. We expect to double our restaurant base in the next five years. To increase comparable restaurant sales, we plan to heighten brand awareness to drive new customer traffic, increase existing customer frequency and grow our catering business. We believe we are well positioned for future growth with a developed infrastructure capable of supporting a restaurant base that is greater than our existing footprint. Additionally, we believe we have an opportunity to optimize costs and achieve profitability as we benefit from economies of scale.
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

Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for 18 fiscal periods or longer. Each fiscal period consists of 28 days. As of July 11, 2016 and July 13, 2015, there were 134 and 105 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
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

The following table shows the growth in our Company-owned and franchise restaurant base:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2016	July 13, 2015	July 11, 2016	July 13, 2015
Company-owned Restaurant Base
Beginning of period	174	141	163	129
Openings	9	7	20	19
Restaurants at end of period	183	148	183	148
Franchise Restaurant Base
Beginning of period	3	3	3	3
Restaurants at end of period	3	3	3	3
Total restaurants	186	151	186	151

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2016	July 13, 2015	July 11, 2016	July 13, 2015
Revenue:
Restaurant sales	99.9%	99.9%	99.9%	99.9%
Royalty fees	0.1%	0.1%	0.1%	0.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization) (1):
Cost of sales	30.2%	31.8%	30.0%	31.5%
Labor	28.4%	27.6%	28.7%	28.0%
Store operating expenses	19.7%	19.3%	19.4%	19.0%
General and administrative expenses	11.0%	11.5%	11.4%	11.5%
Depreciation	5.0%	4.7%	5.0%	4.9%
Amortization	0.6%	0.7%	0.6%	0.8%
Pre-opening costs	0.8%	1.2%	0.9%	1.3%
Loss from disposal of equipment	0.2%	0.2%	0.2%	0.1%
Total operating expenses	95.8%	96.9%	96.2%	97.0%
Income from operations	4.2%	3.1%	3.8%	3.0%
Other income and expenses:
Interest expense, net	1.3%	1.3%	1.4%	1.4%
Other income	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Total other income and expenses	1.3%	1.3%	1.3%	1.4%
Income before provision for income taxes	3.0%	1.8%	2.5%	1.6%
Provision for income taxes	1.2%	1.6%	0.8%	0.9%
Net income	1.8%	0.2%	1.8%	0.7%

(1) As a percentage of restaurant sales.

Twelve Weeks Ended July 11, 2016 compared to Twelve Weeks Ended July 13, 2015
The following table present selected consolidated comparative results of oeprations from our unaudited consolidated financial statements for the twelve weeks ended July 11, 2016 compared to the twelve weeks ended July 13, 2015 .

	Twelve Weeks Ended

	July 11, 2016	July 13, 2015	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue
Restaurant sales	$66,222	$54,424	$11,798	21.7%
Royalty fees	51	50	1	2.0%
Total revenue	66,273	54,474	11,799	21.7%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	19,995	17,313	2,682	15.5%
Labor	18,810	15,006	3,804	25.3%
Store operating expenses	13,075	10,514	2,561	24.4%
General and administrative expenses	7,270	6,261	1,009	16.1%
Depreciation	3,292	2,587	705	27.3%
Amortization	373	375	(2)	(0.5)%
Pre-opening costs	552	637	(85)	(13.3)%
Loss from disposal of equipment	100	100	—	—%
Total operating expenses	63,467	52,793	10,674	20.2%
Income from operations	2,806	1,681	1,125	66.9%
Other expenses
Interest expense, net	861	711	150	21.1%
Other Income	(20)	(21)	1	(4.8)%
Total other expenses	841	690	151	21.9%
Income before provision for income taxes	1,965	991	974	98.3%
Provision for income taxes	764	871	(107)	(12.3)%
Net income	$1,201	$120	$1,081	900.8%
* Not meaningful
Restaurant sales.    The following table summarizes the growth in restaurant sales from the twelve weeks ended July 13, 2015 to the twelve weeks ended July 11, 2016 (dollars in thousands):

Net Sales
Restaurant sales for twelve weeks ended July 13, 2015	$54,424
Incremental restaurant sales increase due to:
Comparable restaurant sales	1,960
Restaurants not in comparable restaurant base	9,838
Restaurant sales for the twelve weeks ended July 11, 2016	$66,222

Restaurant sales increased by $11.8 million, or 21.7%, in the twelve weeks ended July 11, 2016 compared to the twelve weeks ended July 13, 2015. Restaurants not in the comparable restaurant base and other sales accounted for $9.8 million of this increase. The balance of the growth was due to an increase in comparable restaurant sales of $2.0 million, or 4.0%, in the twelve weeks ended July 11, 2016 comprised primarily of a 0.9% increase in transactions and product mix combined with a 3.1% increase in price.
Royalty fees.    Royalty fees remained flat in the twelve weeks ended July 11, 2016 compared to the twelve weeks ended July 13, 2015
Cost of sales.    Cost of sales increased $2.7 million in the twelve weeks ended July 11, 2016 compared to the twelve weeks ended July 13, 2015, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 31.8% in the twelve weeks ended July 13, 2015 to 30.2% in the twelve weeks ended July 11, 2016. This decrease was primarily driven by lower costs in poultry and paper products.
Labor.    Labor increased by $3.8 million in the twelve weeks ended July 11, 2016 compared to the twelve weeks ended July 13, 2015, due primarily to opening 35 new Company-owned restaurants. As a percentage of restaurant sales, labor increased from 27.6% in the twelve weeks ended July 13, 2015 to 28.4% in the twelve weeks ended July 11, 2016. The increase was primarily driven by an increase in wage rates and benefit costs as well as the dilutive effect on margins from our newest restaurants, which, on average, initially operate at less than system-wide average sales volumes.
Store operating expenses.    Store operating expenses increased by $2.6 million in the twelve weeks ended July 11, 2016 compared to the twelve weeks ended July 13, 2015, due primarily to opening 35 new Company-owned restaurants. As a percentage of restaurant sales, store operating expense increased from 19.3% in the twelve weeks ended July 13, 2015 to 19.7% in the twelve weeks ended July 11, 2016. This increase was primarily attributable to the dilutive effect on margins from our newest restaurants, which, on average, initially operate at less than system-wide average sales volumes.
General and administrative expenses.    General and administrative expenses increased by $1.0 million in the twelve weeks ended July 11, 2016 compared to the twelve weeks ended July 13, 2015. As a percentage of revenue, general and administrative expenses decreased from 11.5% in the twelve weeks ended July 13, 2015 to 11.0% in the twelve weeks ended July 11, 2016. The decrease is primarily driven by executive transition costs of $0.5 million in the prior year offset by increased corporate payroll and benefits costs associated with supporting an increased number of restaurants, incremental compliance costs as well as increased non-cash equity-based compensation due to headcount growth.
Depreciation.    Depreciation increased by $0.7 million in the twelve weeks ended July 11, 2016 compared to the twelve weeks ended July 13, 2015, due primarily to opening 35 new Company-owned restaurants. As a percentage of revenue, depreciation increased from 4.7% in the twelve weeks ended July 13, 2015 to 5.0% in the twelve weeks ended July 11, 2016.
Amortization.    Amortization remained flat in the twelve weeks ended July 11, 2016 compared to the twelve weeks ended July 13, 2015.
Pre-opening costs.    Pre-opening costs decreased by $0.1 million in the twelve weeks ended July 11, 2016 compared to the twelve weeks ended July 13, 2015. As a percent of revenue, pre-opening costs decreased from 1.2% in the twelve weeks ended July 13, 2015 to 0.8% in the twelve weeks ended July 11, 2016 primarily due to timing of openings.
Interest expense.    Interest expense increased by $0.2 million in the twelve weeks ended July 11, 2016 compared to the twelve weeks ended July 13, 2015, due primarily to increased interest from deemed landlord financing.
Provision for income taxes.    Provision for income taxes decreased by $0.1 million in the twelve weeks ended July 11, 2016 compared to the twelve weeks ended July 13, 2015. Our tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets.  The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.

Twenty-eight Weeks Ended July 11, 2016 compared to Twenty-eight Weeks Ended July 13, 2015
The following table presents selected consolidated comparative results of operations from our unaudited condensed consolidated financial statements for the twenty-eight weeks ended July 11, 2016 compared to the twenty-eight weeks ended July 13, 2015:

	Twenty-eight Weeks Ended

	July 11, 2016	July 13, 2015	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$146,570	$117,373	$29,197	24.9%
Royalty fees	114	109	5	4.6%
Total revenue	146,684	117,482	29,202	24.9%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	43,984	36,987	6,997	18.9%
Labor	42,109	32,825	9,284	28.3%
Store operating expenses	28,448	22,301	6,147	27.6%
General and administrative expenses	16,715	13,503	3,212	23.8%
Depreciation	7,284	5,779	1,505	26.0%
Amortization	873	887	(14)	(1.6)%
Pre-opening costs	1,292	1,485	(193)	(13.0)%
Loss from disposal of equipment	337	147	190	129.3%
Total operating expenses	141,042	113,914	27,128	23.8%
Income from operations	5,642	3,568	2,074	58.1%
Other income and expenses:
Interest expense, net	1,983	1,682	301	17.9%
Other income	(47)	(31)	(16)	51.6%
Total other income and expenses	1,936	1,651	285	17.3%
Income before provision for income taxes	3,706	1,917	1,789	93.3%
Provision for income taxes	1,109	1,105	4	0.4%
Net income	$2,597	$812	$1,785	219.8%

Restaurant sales.    The following table summarizes the growth in restaurant sales from the twenty-eight weeks ended July 13, 2015 to the twenty-eight weeks ended July 11, 2016 (dollars in thousands):

Net Sales
Restaurant sales for the twenty-eight weeks ended July 13, 2015	$117,373
Incremental restaurant sales increase due to:
Comparable restaurant sales	6,534
Restaurants not in comparable restaurant base	22,663
Restaurant sales for the twenty-eight weeks ended July 11, 2016	$146,570

Restaurant sales increased by $29.2 million, or 24.9%, in the twenty-eight weeks ended July 11, 2016 compared to the twenty-eight weeks ended July 13, 2015. Restaurants not in the comparable restaurant base and other sales accounted for $22.7 million of this increase. The balance of the growth was due to an increase in comparable restaurant sales of $6.5 million, or 6.2%, in the twenty-eight weeks ended July 11, 2016 comprised primarily of a 3.7% increase in transactions and product mix combined with a 2.5% increase in price.
Royalty fees.    Royalty fees remained flat in the twenty-eight weeks ended July 11, 2016 compared to the twenty-eight weeks ended July 13, 2015.
Cost of sales.    Cost of sales increased $7.0 million in the twenty-eight weeks ended July 11, 2016 compared to the twenty-eight weeks ended July 13, 2015, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 31.5% in the twenty-eight weeks ended July 13, 2015 to 30.0% in the twenty-eight weeks ended July 11, 2016. This decrease was primarily driven by lower costs in poultry and paper products.
Labor.    Labor increased by $9.3 million in the twenty-eight weeks ended July 11, 2016 compared to the twenty-eight weeks ended July 13, 2015, due primarily to opening 35 new Company-owned restaurants. As a percentage of restaurant sales, labor increased from 28.0% in the twenty-eight weeks ended July 13, 2015 to 28.7% in the twenty-eight weeks ended July 11, 2016. The increase was primarily driven by an increase in wage rates and benefit costs as well as the dilutive effect on margins from our newest restaurants, which, on average, initially operate at less than system-wide average sales volumes.
Store operating expenses.    Store operating expenses increased by $6.1 million in the twenty-eight weeks ended July 11, 2016 compared to the twenty-eight weeks ended July 13, 2015, due primarily to opening 35 new Company-owned restaurants. As a percentage of restaurant sales, store operating expense increased from 19.0% in the twenty-eight weeks ended July 13, 2015 to 19.4% in the twenty-eight weeks ended July 11, 2016. This increase was primarily attributable to the dilutive effect on margins from our newest restaurants, which, on average, initially operate at less than system-wide average sales volumes.
General and administrative expenses.    General and administrative expenses increased by $3.2 million in the twenty-eight weeks ended July 11, 2016 compared to the twenty-eight weeks ended July 13, 2015. As a percentage of revenue, general and administrative expenses decreased from 11.5% in the twenty-eight weeks ended July 13, 2015 to 11.4% in the twenty-eight weeks ended July 11, 2016. The decrease is primarily driven by executive transition costs of $0.5 million in the prior year offset by increased corporate payroll and benefits costs associated with supporting an increased number of restaurants, incremental compliance costs as well as increased non-cash equity-based compensation due to headcount growth.
Depreciation.    Depreciation increased by $1.5 million in the twenty-eight weeks ended July 11, 2016 compared to the twenty-eight weeks ended July 13, 2015, due primarily to opening 35 new Company-owned restaurants. As a percentage of revenue, depreciation increased from 4.9% in the twenty-eight weeks ended July 13, 2015 to 5.0% in the twenty-eight weeks ended July 11, 2016.
Amortization.    Amortization remained flat in the twenty-eight weeks ended July 11, 2016 compared to the twenty-eight weeks ended July 13, 2015.
Pre-opening costs.    Pre-opening costs decreased by $0.2 million in the twenty-eight weeks ended July 11, 2016 compared to the twenty-eight weeks ended July 13, 2015. As a percent of revenue, pre-opening costs decreased from 1.3% in the twenty-eight weeks ended July 13, 2015 to 0.9% in the twenty-eight weeks ended July 11, 2016 primarily due to timing of openings.
Interest expense.    Interest expense increased by $0.3 million in the twenty-eight weeks ended July 11, 2016 compared to the twenty-eight weeks ended July 13, 2015, due primarily to increased interest from deemed landlord financing.

Provision for income taxes.    Provision for income taxes remained flat for the twenty-eight weeks ended July 11, 2016 compared to the twenty-eight weeks ended July 13, 2015. Our tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets.  The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.
Adjusted EBITDA
EBITDA is defined as net income before interest, income taxes and depreciation and amortization.
We define Adjusted EBITDA as EBITDA plus asset disposals, pre-opening costs and executive transition costs. EBITDA and Adjusted EBITDA are intended as a supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2016	July 13, 2015	July 11, 2016	July 13, 2015

	(Dollars in thousands)
Adjusted EBITDA:
Net income, as reported	$1,201	$120	$2,597	$812
Depreciation and amortization	3,665	2,962	8,157	6,666
Interest expense, net	861	711	1,983	1,682
Provision for income taxes	764	871	1,109	1,105
EBITDA	6,491	4,664	13,846	10,265
Asset disposals(1)	100	100	337	147
Pre-opening costs(2)	552	637	1,292	1,485
Executive transition costs (3)	—	549	—	549
Adjusted EBITDA	$7,143	$5,950	$15,475	$12,446

(1) Represents costs related to loss on disposal of equipment.
(2) Represents expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
(3) Represents costs associated with our former CFO's departure pursuant to his employment and transition agreement.

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
Summary of Cash Flows
Following the IPO, our primary sources of liquidity and cash flows have been operating cash flows and the remaining net proceeds from the IPO. We are using these sources to fund capital expenditures for new Company-owned restaurant openings, reinvest in our existing restaurants, repurchase restaurants from our franchisees, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 20 days to pay our vendors.

	Twenty-eight Weeks Ended
	July 11, 2016	July 13, 2015

	(Dollars in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$14,908	$13,659
Net cash used in investing activities	(20,718)	(20,165)
Net cash provided by financing activities	1,121	1,313
Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased to $14.9 million for the twenty-eight weeks ended July 11, 2016 from $13.7 million for the twenty-eight weeks ended July 13, 2015. Net cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities. Net cash provided by operating activities for the twenty-eight weeks ended July 11, 2016 consisted primarily of net income adjusted for non-cash expenses and an increase in deferred rent related to new store openings.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased to $20.7 million for the twenty-eight weeks ended July 11, 2016 from $20.2 million for the twenty-eight weeks ended July 13, 2015. The increase was primarily due to purchases of property and equipment offset by proceeds from a sale-leaseback transaction in the twenty-eight weeks ended July 11, 2016 of $2.1 million.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities decreased to $1.1 million for the twenty-eight weeks ended July 11, 2016 from $1.3 million for the twenty-eight weeks ended July 13, 2015, primarily due to less proceeds from the exercise of options.

Credit Facility
On February 6, 2015, we entered into the 2015 Credit Facility with Wells Fargo Bank, National Association. The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of July 11, 2016, we had no indebtedness under the 2015 Credit Facility.
Off-Balance Sheet Arrangements
As of July 11, 2016, we did not have any off-balance sheet arrangements.
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

Item 4. Controls and Procedures
As of July 11, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective to provide reasonable assurance that the information we are required to file under the Exchange Act is recorded and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in internal control over financial reporting during the quarter ended July 11, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2016

ZOE'S KITCHEN, INC.

By:	/s/ Kevin Miles
Name: Kevin Miles
Title: President and Chief Executive Officer

By:	/s/ Sunil Doshi
Name: Sunil Doshi
Title: Chief Financial Officer