Form 10-Q
period 2016-10-03
Zoe's Kitchen, Inc.
filed 2016-11-14
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended October 3, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
On November 14, 2016, there were 19,460,467 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	October 3, 2016	December 28, 2015
Assets
Current Assets:
Cash and cash equivalents	$9,502	$19,131
Trade accounts receivable, net of allowance for doubtful accounts	1,368	853
Other accounts receivable	3,802	1,305
Inventory	2,061	1,660
Prepaid expenses and other	3,667	1,526
Assets held for sale	—	2,128
Total current assets	20,400	26,603
Property and equipment, net	158,861	131,819
Goodwill	29,528	29,528
Intangibles, net	8,328	9,568
Other long-term assets, net	492	476
Total long-term assets	197,209	171,391
Total assets	$217,609	$197,994
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,817	$6,418
Accrued expenses and other	14,942	12,918
Total current liabilities	25,759	19,336
Long-term liabilities:
Deemed landlord financing	27,697	28,415
Deferred rent	26,974	20,264
Deferred income taxes	6,957	4,743
Other long-term liabilities, net	210	280
Total long-term liabilities	61,838	53,702
Total liabilities	87,597	73,038
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock: $0.01 par value, 135,000,000 shares authorized as of October 3, 2016 and December 28, 2015; 19,460,467 and 19,385,645 issued and outstanding as of October 3, 2016 and December 28, 2015, respectively.	$195	$194
Additional paid-in capital	148,027	145,276
Accumulated deficit	(18,210)	(20,514)
Total stockholders' equity	130,012	124,956
Total liabilities and stockholders' equity	$217,609	$197,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2016	October 5, 2015	October 3, 2016	October 5, 2015
Revenue:
Restaurant sales	$67,245	$56,333	$213,815	$173,706
Royalty fees	51	51	165	160
Total revenue	67,296	56,384	213,980	173,866
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	20,780	17,729	64,764	54,716
Labor	19,503	15,861	61,612	48,686
Store operating expenses	14,086	10,589	42,534	32,890
General and administrative expenses	6,313	6,394	23,028	19,897
Depreciation	3,489	2,761	10,773	8,540
Amortization	367	375	1,240	1,262
Pre-opening costs	614	689	1,906	2,174
Casualty loss	—	351	—	351
Loss from disposal of equipment	91	50	428	197
Total operating expenses	65,243	54,799	206,285	168,713
Income from operations	2,053	1,585	7,695	5,153
Other income and expenses:
Interest expense, net	916	767	2,899	2,449
Other income	(20)	(20)	(67)	(51)
Total other income and expenses	896	747	2,832	2,398
Income before provision for income taxes	1,157	838	4,863	2,755
Provision for income taxes	1,450	3,094	2,559	4,199
Net income (loss)	$(293)	$(2,256)	$2,304	$(1,444)
Earnings (loss) per share:
Basic	$(0.02)	$(0.12)	$0.12	$(0.07)
Diluted	$(0.02)	$(0.12)	$0.12	$(0.07)
Weighted average shares of common stock outstanding:
Basic	19,458,921	19,379,907	19,426,868	19,333,138
Diluted	19,458,921	19,379,907	19,597,894	19,333,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Forty Weeks Ended
	October 3, 2016	October 5, 2015
Cash flows from operating activities:
Net income (loss)	$2,304	$(1,444)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,773	8,540
Amortization of intangible assets	1,240	1,262
Equity-based compensation	1,669	877
Deferred income taxes	2,451	4,116
Amortization of loan costs	17	15
Bad debt expense	43	5
Casualty loss	—	351
Loss from disposal of equipment	428	197
Accretion of deemed landlord financing	243	201
Changes in operating assets and liabilities:
Trade accounts receivable	(558)	(466)
Other accounts receivable	(2,497)	(559)
Inventory	(401)	(332)
Prepaid expenses and other	(2,166)	(1,207)
Accounts payable	1,633	714
Accrued expenses and other	108	2,167
Deferred rent	6,769	5,512
Net cash provided by operating activities	22,056	19,949
Cash flows from investing activities:
Purchase of property and equipment	(35,070)	(30,705)
Proceeds from sale-leaseback transactions	2,089	—
Proceeds from sale of property and equipment	76	108
Net cash used in investing activities	(32,905)	(30,597)
Cash flows from financing activities:
Proceeds from deemed landlord financing	138	409
Proceeds from exercise of stock options	1,082	1,339
Payments of loan acquisition fees	—	(97)
Net cash provided by financing activities	1,220	1,651
Net change in cash and cash equivalents	(9,629)	(8,997)
Cash and cash equivalents:
Beginning of period	19,131	29,390
End of period	$9,502	$20,393

Supplemental disclosure of cash flow information:
Cash paid for interest related to deemed landlord financing	2,897	2,450
Non-cash deemed landlord financing	(1,100)	2,750
Change in accrued purchases of property and equipment	4,396	637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us") primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of October 3, 2016, we operated 194 Company-owned restaurants and three franchise restaurants in 20 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All of our assets are located in the United States.
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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Zoe’s Kitchen, Inc. and its wholly owned subsidiaries, Zoe’s Kitchen USA, LLC and Soho Franchising, LLC. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements presented herein reflect our financial position, results of operations and cash flows in conformity with GAAP.
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
Recently Issued Accounting Standards
In August 2016, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash payments,” which provides specific guidance regarding presentation and classification on a variety of cash payments and receipts. Among the issues addressed is the classification of proceeds from the settlement of insurance claims. This pronouncement is effective for reporting periods beginning after December 15, 2017 and early adoption is permitted. We do not expect the adoption of ASU 2016-15 to have a material impact on our financial position of results of operations.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” The pronouncement was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial position or results of operations.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Previous lease accounting did not require certain lease types to be recognized on the balance sheet. This update is an amendment to the codification and is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years applied using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial position or results of operations, but expect that it will result in a significant increase in our long-term assets and liabilities given we have a significant number of leases.
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

2.    Supplemental Information
Property and equipment, net consisted of the following (in thousands):

	October 3, 2016	December 28, 2015
Land	$822	$—
Buildings under deemed landlord financing	22,000	23,100
Leasehold improvements	119,228	96,276
Machinery and equipment	30,637	23,894
Furniture and fixtures	6,259	5,150
Automobiles	4,019	3,985
Computer equipment	9,159	6,421
Construction in progress	10,179	6,805
Property and equipment, gross	202,303	165,631
Less: Accumulated depreciation	(43,442)	(33,812)
Total Property and equipment, net	$158,861	$131,819
Accrued expenses and other consisted of the following (in thousands):

	October 3, 2016	December 28, 2015
Accrued payroll and payroll taxes	$4,784	$5,365
Accrued capital purchases	3,034	1,403
Sales tax payable	1,874	1,274
Gift card payable	559	1,121
Other accrued expenses	4,691	3,755
Total Accrued expenses and other	$14,942	$12,918

3.    Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.

4.    Bank Line of Credit and Term Loan
On February 6, 2015, we entered into a credit facility with Wells Fargo Bank, National Association (the "2015 Credit Facility"). The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of October 3, 2016, we had no indebtedness under the 2015 Credit Facility.
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

The 2015 Credit Facility includes specific financial covenants such as a leverage ratio and an interest coverage ratio. We are also subject to other customary covenants, including limitations on additional borrowings, dividend payments and acquisitions. As of October 3, 2016, we were in compliance with these financial and other customary covenants.

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
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding as of December 28, 2015	712,165	$25.38
Granted	129,215	27.42
Exercised	(70,190)	15.42
Forfeited	(48,590)	29.25
Expired	(9,796)	29.24
Outstanding as of October 3, 2016	712,804	$26.41
There were 250,000 stock options granted that vested immediately upon completion of the IPO. All other options vest in four equal annual installments following the date of the grant with a contractual term of 10 years.
The following table reflects the weighted-average assumptions utilized in the Black-Scholes option-pricing model to value the stock options granted:

Forty Weeks Ended
October 3, 2016
Expected volatility (1)	31.8%
Risk-free rate of return	1.35%
Expected life (in years) (2)	6.3
Dividend yield	0%
Weighted-average fair value per share at date of grant	$9.29
(1) Expected volatility was based on competitors within the industry.
(2) Expected life was calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, as we do not have sufficient historical data for determining the expected term of our stock option awards.

The following table summarizes our restricted stock unit activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 28, 2015	11,679	$27.12
Granted	78,736	28.35
Vested	(4,632)	25.18
Forfeited	(4,376)	27.42
Non-vested at October 3, 2016	81,407	28.40

The fair value of the non-vested restricted stock units is based on the closing price on the date of grant. All of our outstanding restricted stock units vest in three equal annual installments following the date of the grant.
We recognized equity-based compensation as a component of general and administrative expenses of $0.5 million and $0.3 million during the twelve weeks ended October 3, 2016 and October 5, 2015, respectively, and $1.7 million and $0.9 million during the forty weeks ended October 3, 2016 and October 5, 2015, respectively. As of October 3, 2016, total unrecognized compensation expense related to non-vested stock awards, including an estimate for pre-vesting forfeitures, was $5.4 million, which is expected to be recognized over a weighted-average period of 2.5 years.

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
The following table presents the computation of basic and diluted net income (loss) per share for the period indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2016	October 5, 2015	October 3, 2016	October 5, 2015
Net income (loss) (in thousands):	$(293)	$(2,256)	$2,304	$(1,444)
Shares:
Basic weighted average shares outstanding	19,458,921	19,379,907	19,426,868	19,333,138
Diluted weighted average shares outstanding	19,458,921	19,379,907	19,597,894	19,333,138
Earnings (loss) per share:
Basic EPS	$(0.02)	$(0.12)	$0.12	$(0.07)
Diluted EPS	$(0.02)	$(0.12)	$0.12	$(0.07)
During the twelve weeks ended October 3, 2016, there were 591,546 stock options and 26,055 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the twelve weeks ended October 5, 2015, there were 493,039 stock options and 4,619 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti dilutive.
During the forty weeks ended October 3, 2016, there were 411,001 stock options and 2,487 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the forty weeks ended October 5, 2015, there were 482,435 stock options and 4,302 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.

7.    Income Taxes
Provision for income taxes was $1.5 million and $3.1 million for the twelve weeks ended October 3, 2016 and October 5, 2015, respectively, and $2.6 million and $4.2 million for the forty weeks ended October 3, 2016 and October 5, 2015, respectively. The effective tax rate was 52% and 152% for the forty weeks ended October 3, 2016 and October 5, 2015, respectively. Our tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the deferred tax liability cannot offset deferred tax assets. Our quarterly provision for income taxes is measured using an annual estimated effective tax rate for the full year applied to period earnings. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year. Our historical fourth quarter results in negative pretax income, creating significant fluctuations in income tax expense and the resulting effective tax rate quarter over quarter and year over year.
We continue to monitor and evaluate the rationale for recording a full valuation allowance for the net amount of the deferred tax assets which are in excess of the indefinite-lived intangible asset deferred tax liabilities. We intend to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe there is a reasonable possibility that within the foreseeable future sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period that the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to achieve.

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
Growth Strategies and Outlook
We plan to execute the following strategies to continue to enhance our brand awareness and grow our revenue and increase profitability:

•	grow our restaurant base;

•	increase our comparable restaurant sales; and

•	improve our margins and leverage our infrastructure.

We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 194 Company-owned restaurants and three franchise restaurants in 20 states as of October 3, 2016. We opened 31 Company-owned restaurants during the forty weeks ended October 3, 2016 and reopened the restaurant in South Carolina damaged by a hurricane last year. We plan to open 37-38 restaurants in 2016, including the restaurants opened in the forty weeks ended October 3, 2016. In fiscal year 2016 we have opened 35 restaurants as of November 14, 2016 and reopened the restaurant in South Carolina damaged by a hurricane last year. We expect to double our restaurant base in the next four years. To increase comparable restaurant sales, we plan to heighten brand awareness to drive new customer traffic, increase existing customer frequency and grow our catering business. With our strong brand positioning and developed infrastructure capable of supporting a restaurant base that is greater than our existing footprint, we believe we are well positioned for future growth. Additionally, we believe we have an opportunity to optimize costs and increase profitability as we benefit from economies of scale.
Key Measures We Use to Evaluate Our Performance
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures used by our management for determining how our business is performing are restaurant sales, comparable restaurant sales growth, restaurant contribution, number of new restaurant openings, EBITDA and Adjusted EBITDA.
Restaurant Sales
Restaurant sales represents sales of food and beverages in Company-owned restaurants. Several factors affect our restaurant sales in any given period, including the number of restaurants in operation and per restaurant sales.

Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for 18 fiscal periods or longer. Each fiscal period consists of 28 days. As of October 3, 2016 and October 5, 2015, there were 143 and 111 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
Comparable restaurant sales growth is generated by an increase in transactions or changes in per transaction spend. Per transaction spend can be influenced by changes in menu prices and/or the mix and number of items sold per check.
Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	overall economic trends, particularly those related to consumer spending;

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

•	pricing;

•	customer demand;

•	per-transaction spend and average check amount;

•	marketing and promotional efforts;

•	local competition;

•	trade area dynamics;

•	introduction of new menu items; and

•	opening of new restaurants in the vicinity of existing locations.

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
Restaurant Contribution
Restaurant contribution is defined as restaurant sales less restaurant operating costs, which are cost of sales, labor, and store operating expenses. Restaurant contribution margin is restaurant contribution as a percentage of restaurant sales.
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

The following table shows the growth in our Company-owned and franchise restaurant base:

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2016	October 5, 2015	October 3, 2016	October 5, 2015
Company-owned Restaurant Base
Beginning of period	183	148	163	129
Openings	11	10	31	29
Restaurants at end of period	194	158	194	158
Franchise Restaurant Base
Beginning of period	3	3	3	3
Restaurants at end of period	3	3	3	3
Total restaurants	197	161	197	161

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
Casualty loss. Casualty loss consists of the non-cash loss recognized on the write-off of long-lived assets.
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

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2016	October 5, 2015	October 3, 2016	October 5, 2015
Revenue:
Restaurant sales	99.9%	99.9%	99.9%	99.9%
Royalty fees	0.1%	0.1%	0.1%	0.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization) (1):
Cost of sales	30.9%	31.5%	30.3%	31.5%
Labor	29.0%	28.2%	28.8%	28.0%
Store operating expenses	20.9%	18.8%	19.9%	18.9%
General and administrative expenses	9.4%	11.3%	10.8%	11.4%
Depreciation	5.2%	4.9%	5.0%	4.9%
Amortization	0.5%	0.7%	0.6%	0.7%
Pre-opening costs	0.9%	1.2%	0.9%	1.3%
Casualty loss	—	0.6%	—	0.2%
Loss from disposal of equipment	0.1%	0.1%	0.2%	0.1%
Total operating expenses	96.9%	97.2%	96.4%	97.0%
Income from operations	3.1%	2.8%	3.6%	3.0%
Other income and expenses:
Interest expense, net	1.4%	1.4%	1.4%	1.4%
Other income	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Total other income and expenses	1.3%	1.3%	1.3%	1.4%
Income before provision for income taxes	1.7%	1.5%	2.3%	1.6%
Provision for income taxes	2.2%	5.5%	1.2%	2.4%
Net income (loss)	(0.4)%	(4.0)%	1.1%	(0.8)%

(1) As a percentage of restaurant sales.

Twelve Weeks Ended October 3, 2016 compared to Twelve Weeks Ended October 5, 2015
The following table presents selected consolidated comparative results of oeprations from our unaudited condensed consolidated financial statements for the twelve weeks ended October 3, 2016 compared to the twelve weeks ended October 5, 2015.

	Twelve Weeks Ended

	October 3, 2016	October 5, 2015	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue
Restaurant sales	$67,245	$56,333	$10,912	19.4%
Royalty fees	51	51	—	—%
Total revenue	67,296	56,384	10,912	19.4%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	20,780	17,729	3,051	17.2%
Labor	19,503	15,861	3,642	23.0%
Store operating expenses	14,086	10,589	3,497	33.0%
General and administrative expenses	6,313	6,394	(81)	(1.3)%
Depreciation	3,489	2,761	728	26.4%
Amortization	367	375	(8)	(2.1)%
Pre-opening costs	614	689	(75)	(10.9)%
Casualty loss	—	351	(351)	(100.0)%
Loss from disposal of equipment	91	50	41	82.0%
Total operating expenses	65,243	54,799	10,444	19.1%
Income from operations	2,053	1,585	468	29.5%
Other expenses
Interest expense, net	916	767	149	19.4%
Other Income	(20)	(20)	—	—%
Total other expenses	896	747	149	19.9%
Income before provision for income taxes	1,157	838	319	38.1%
Provision for income taxes	1,450	3,094	(1,644)	(53.1)%
Net income (loss)	$(293)	$(2,256)	$1,963	87.0%

Restaurant sales.    The following table summarizes the growth in restaurant sales from the twelve weeks ended October 5, 2015 to the twelve weeks ended October 3, 2016 (dollars in thousands):

Net Sales
Restaurant sales for twelve weeks ended October 5, 2015	$56,333
Incremental restaurant sales increase due to:
Comparable restaurant sales	1,234
Restaurants not in comparable restaurant base	9,678
Restaurant sales for the twelve weeks ended October 3, 2016	$67,245

Restaurant sales increased by $10.9 million, or 19.4%, in the twelve weeks ended October 3, 2016 compared to the twelve weeks ended October 5, 2015. Restaurants not in the comparable restaurant base and other sales accounted for $9.7 million of this increase. The balance of the growth was due to an increase in comparable restaurant sales of $1.2 million, or 2.4%, in the twelve weeks ended October 3, 2016 comprised primarily of a 0.5% decrease in transactions and product mix combined with a 2.9% increase in price.
Royalty fees.    Royalty fees remained flat in the twelve weeks ended October 3, 2016 compared to the twelve weeks ended October 5, 2015.
Cost of sales.    Cost of sales increased $3.1 million in the twelve weeks ended October 3, 2016 compared to the twelve weeks ended October 5, 2015, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 31.5% in the twelve weeks ended October 5, 2015 to 30.9% in the twelve weeks ended October 3, 2016. This decrease was primarily driven by lower costs in produce and paper products.
Labor.    Labor increased by $3.6 million in the twelve weeks ended October 3, 2016 compared to the twelve weeks ended October 5, 2015, due primarily to opening 36 new Company-owned restaurants. As a percentage of restaurant sales, labor increased from 28.2% in the twelve weeks ended October 5, 2015 to 29.0% in the twelve weeks ended October 3, 2016. The increase was primarily driven by an increase in wage rates and benefit costs as well as the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes.
Store operating expenses.    Store operating expenses increased by $3.5 million in the twelve weeks ended October 3, 2016 compared to the twelve weeks ended October 5, 2015, due primarily to opening 36 new Company-owned restaurants. As a percentage of restaurant sales, store operating expense increased from 18.8% in the twelve weeks ended October 5, 2015 to 20.9% in the twelve weeks ended October 3, 2016. This increase was primarily attributable to the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes as well as increased costs related to foundational in-store technology.
General and administrative expenses.    General and administrative expenses decreased by $0.1 million in the twelve weeks ended October 3, 2016 compared to the twelve weeks ended October 5, 2015. As a percentage of revenue, general and administrative expenses decreased from 11.3% in the twelve weeks ended October 5, 2015 to 9.4% in the twelve weeks ended October 3, 2016. The decrease is primarily driven by executive transition costs of $0.3 million in the prior year and a decrease in our variable incentive compensation offset by increased corporate payroll and benefits costs associated with supporting an increased number of restaurants, incremental compliance costs as well as increased non-cash equity-based compensation due to headcount growth.
Depreciation.    Depreciation increased by $0.7 million in the twelve weeks ended October 3, 2016 compared to the twelve weeks ended October 5, 2015, due primarily to opening 36 new Company-owned restaurants. As a percentage of revenue, depreciation increased from 4.9% in the twelve weeks ended October 5, 2015 to 5.2% in the twelve weeks ended October 3, 2016.
Amortization.    Amortization remained flat in the twelve weeks ended October 3, 2016 compared to the twelve weeks ended October 5, 2015.
Pre-opening costs.    Pre-opening costs decreased by $0.1 million in the twelve weeks ended October 3, 2016 compared to the twelve weeks ended October 5, 2015. As a percent of revenue, pre-opening costs decreased from 1.2% in the twelve weeks ended October 5, 2015 to 0.9% in the twelve weeks ended October 3, 2016 primarily due to timing of openings and improved cost management.
Casualty loss.    During the twelve weeks ended October 5, 2015, we recognized a $0.4 million write-off of long-lived assets associated with a restaurant in Columbia, South Carolina affected by extreme flooding resulting from Hurricane Joaquin. The restaurant reopened in the same location on May 12, 2016.
Interest expense.    Interest expense increased by $0.1 million in the twelve weeks ended October 3, 2016 compared to the twelve weeks ended October 5, 2015, due primarily to increased interest from deemed landlord financing.

Provision for income taxes.    Provision for income taxes decreased by $1.6 million in the twelve weeks ended October 3, 2016 compared to the twelve weeks ended October 5, 2015. Our tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets.  The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year. Our historical fourth quarter results in negative pretax income, creating significant fluctuations in income tax expense and the resulting effective tax rate quarter over quarter and year over year.

Forty Weeks Ended October 3, 2016 compared to Forty Weeks Ended October 5, 2015
The following table presents selected consolidated comparative results of operations from our unaudited condensed consolidated financial statements for the forty weeks ended October 3, 2016 compared to the forty weeks ended October 5, 2015:

	Forty Weeks Ended

	October 3, 2016	October 5, 2015	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$213,815	$173,706	$40,109	23.1%
Royalty fees	165	160	5	3.1%
Total revenue	213,980	173,866	40,114	23.1%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	64,764	54,716	10,048	18.4%
Labor	61,612	48,686	12,926	26.5%
Store operating expenses	42,534	32,890	9,644	29.3%
General and administrative expenses	23,028	19,897	3,131	15.7%
Depreciation	10,773	8,540	2,233	26.1%
Amortization	1,240	1,262	(22)	(1.7)%
Pre-opening costs	1,906	2,174	(268)	(12.3)%
Casualty loss	—	351	(351)	(100.0)%
Loss from disposal of equipment	428	197	231	117.3%
Total operating expenses	206,285	168,713	37,572	22.3%
Income from operations	7,695	5,153	2,542	49.3%
Other income and expenses:
Interest expense, net	2,899	2,449	450	18.4%
Other income	(67)	(51)	(16)	31.4%
Total other income and expenses	2,832	2,398	434	18.1%
Income before provision for income taxes	4,863	2,755	2,108	76.5%
Provision for income taxes	2,559	4,199	(1,640)	(39.1)%
Net income (loss)	$2,304	$(1,444)	$3,748	259.6%
Restaurant sales.    The following table summarizes the growth in restaurant sales from the forty weeks ended October 5, 2015 to the forty weeks ended October 3, 2016 (dollars in thousands):

Net Sales
Restaurant sales for the forty weeks ended October 5, 2015	$173,706
Incremental restaurant sales increase due to:
Comparable restaurant sales	7,776
Restaurants not in comparable restaurant base	32,333
Restaurant sales for the forty weeks ended October 3, 2016	$213,815

Restaurant sales increased by $40.1 million, or 23.1%, in the forty weeks ended October 3, 2016 compared to the forty weeks ended October 5, 2015. Restaurants not in the comparable restaurant base and other sales accounted for $32.3 million of this increase. The balance of the growth was due to an increase in comparable restaurant sales of $7.8 million, or 4.9%, in the forty weeks ended October 3, 2016 comprised primarily of a 2.2% increase in transactions and product mix combined with a 2.7% increase in price.
Royalty fees.    Royalty fees remained flat in the forty weeks ended October 3, 2016 compared to the forty weeks ended October 5, 2015.
Cost of sales.    Cost of sales increased $10.0 million in the forty weeks ended October 3, 2016 compared to the forty weeks ended October 5, 2015, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 31.5% in the forty weeks ended October 5, 2015 to 30.3% in the forty weeks ended October 3, 2016. This decrease was primarily driven by lower costs in poultry, produce and paper products.
Labor.    Labor increased by $12.9 million in the forty weeks ended October 3, 2016 compared to the forty weeks ended October 5, 2015, due primarily to opening 36 new Company-owned restaurants. As a percentage of restaurant sales, labor increased from 28.0% in the forty weeks ended October 5, 2015 to 28.8% in the forty weeks ended October 3, 2016. The increase was primarily driven by an increase in wage rates and benefit costs as well as the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes.
Store operating expenses.    Store operating expenses increased by $9.6 million in the forty weeks ended October 3, 2016 compared to the forty weeks ended October 5, 2015, due primarily to opening 36 new Company-owned restaurants. As a percentage of restaurant sales, store operating expense increased from 18.9% in the forty weeks ended October 5, 2015 to 19.9% in the forty weeks ended October 3, 2016. This increase was primarily attributable to the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes as well as increased costs related to foundational in-store technology.
General and administrative expenses.    General and administrative expenses increased by $3.1 million in the forty weeks ended October 3, 2016 compared to the forty weeks ended October 5, 2015. As a percentage of revenue, general and administrative expenses decreased from 11.4% in the forty weeks ended October 5, 2015 to 10.8% in the forty weeks ended October 3, 2016. The decrease is primarily driven by executive transition costs of $0.9 million in the prior year and a decrease in our variable incentive compensation offset by increased corporate payroll and benefits costs associated with supporting an increased number of restaurants, incremental compliance costs as well as increased non-cash equity-based compensation due to headcount growth.
Depreciation.    Depreciation increased by $2.2 million in the forty weeks ended October 3, 2016 compared to the forty weeks ended October 5, 2015, due primarily to opening 36 new Company-owned restaurants. As a percentage of revenue, depreciation increased from 4.9% in the forty weeks ended October 5, 2015 to 5.0% in the forty weeks ended October 3, 2016.
Amortization.    Amortization remained flat in the forty weeks ended October 3, 2016 compared to the forty weeks ended October 5, 2015.
Pre-opening costs.    Pre-opening costs decreased by $0.3 million in the forty weeks ended October 3, 2016 compared to the forty weeks ended October 5, 2015. As a percent of revenue, pre-opening costs decreased from 1.3% in the forty weeks ended October 5, 2015 to 0.9% in the forty weeks ended October 3, 2016 primarily due to timing of openings and improved cost management.
Casualty loss.   During the forty weeks ended October 5, 2015, we recognized $0.4 million write-off of long-lived assets associated with a restaurant in Columbia, South Carolina affected by extreme flooding resulting from Hurricane Joaquin. The restaurant reopened in the same location on May 12, 2016.
Interest expense.    Interest expense increased by $0.5 million in the forty weeks ended October 3, 2016 compared to the forty weeks ended October 5, 2015, due primarily to increased interest from deemed landlord financing.

Provision for income taxes.    Provision for income taxes decreased $1.6 million for the forty weeks ended October 3, 2016 compared to the forty weeks ended October 5, 2015. Our tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets.  The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year. Our historical fourth quarter results in negative pretax income, creating significant fluctuations in income tax expense and the resulting effective tax rate quarter over quarter and year over year.
Adjusted EBITDA
EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization.
We define Adjusted EBITDA as EBITDA plus gains and loses on asset disposals, pre-opening costs, casualty loss and executive transition costs. EBITDA and Adjusted EBITDA are intended as a supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2016	October 5, 2015	October 3, 2016	October 5, 2015

	(Dollars in thousands)
Adjusted EBITDA:
Net income (loss), as reported	$(293)	$(2,256)	$2,304	$(1,444)
Depreciation and amortization	3,856	3,136	12,013	9,802
Interest expense, net	916	767	2,899	2,449
Provision for income taxes	1,450	3,094	2,559	4,199
EBITDA	5,929	4,741	19,775	15,006
Asset disposals(1)	91	50	428	197
Pre-opening costs(2)	614	689	1,906	2,174
Casualty loss(3)	—	351	—	351
Executive transition costs (4)	—	319	—	868
Adjusted EBITDA	$6,634	$6,150	$22,109	$18,596

(1) Represents costs related to loss on disposal of equipment.
(2) Represents expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
(3) Represents write-off of long-lived assets associated with a restaurant in Columbia, South Carolina damaged by a hurricane last year and reopened in the current year.
(4) Represents costs associated with our former CFO's departure pursuant to his employment and transition agreement and costs associated with our current CFO pursuant to executive recruiter costs and his employment agreement.

Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
We have continued to experience increases in comparable restaurant sales, operating cash flows and restaurant contribution; however, the restaurant industry continues to be highly competitive, and uncertainty exists as to the sustainability of these favorable trends. We have continued to implement various cost savings initiatives, including savings in our food costs through waste reduction and efficiency initiatives in our supply chain and labor costs. We have developed new menu items to appeal to consumers and used marketing campaigns to promote these items.
We believe that cash and cash equivalents, available borrowings and expected cash flow from operations are adequate to fund our operating lease obligations, capital expenditures and working capital obligations for the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully.
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

	Forty Weeks Ended
	October 3, 2016	October 5, 2015

	(Dollars in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$22,056	$19,949
Net cash used in investing activities	(32,905)	(30,597)
Net cash provided by financing activities	1,220	1,651
Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased to $22.1 million for the forty weeks ended October 3, 2016 from $19.9 million for the forty weeks ended October 5, 2015. Net cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities. Net cash provided by operating activities for the forty weeks ended October 3, 2016 consisted primarily of net income adjusted for non-cash expenses and an increase in deferred rent related to new store openings.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased to $32.9 million for the forty weeks ended October 3, 2016 from $30.6 million for the forty weeks ended October 5, 2015. The increase was primarily due to purchases of property and equipment offset by proceeds from a sale-leaseback transaction in the forty weeks ended October 3, 2016 of $2.1 million.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities decreased to $1.2 million for the forty weeks ended October 3, 2016 from $1.7 million for the forty weeks ended October 5, 2015, primarily due to less proceeds from the exercise of stock options and deemed landlord financing.

Credit Facility
On February 6, 2015, we entered into the 2015 Credit Facility with Wells Fargo Bank, National Association. The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of October 3, 2016, we had no indebtedness under the 2015 Credit Facility.
Off-Balance Sheet Arrangements
As of October 3, 2016, we did not have any off-balance sheet arrangements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our exposure to market risk previously disclosed in Part II, Item 7A of our 2015 Form 10-K for the year ended December 28, 2015.

Item 4. Controls and Procedures
As of October 3, 2016, the Company's management carried out an evaluation with the participation of Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective to provide reasonable assurance that the information we are required to file under the Exchange Act is recorded and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in internal control over financial reporting during the quarter ended October 3, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 8, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2015.

Item 2. Unregistered Sales of Equity and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 14, 2016

ZOE'S KITCHEN, INC.

By:	/s/ Kevin Miles
Name: Kevin Miles
Title: President and Chief Executive Officer

By:	/s/ Sunil Doshi
Name: Sunil Doshi
Title: Chief Financial Officer