Form 10-K
period 2016-12-26
Zoe's Kitchen, Inc.
filed 2017-02-23
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of July 11, 2016, the last trading day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's outstanding common equity held by non-affiliates was $651 million, based on the closing price of the registrant's common stock on such date. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 23, 2017, there were 19,481,902 shares of common stock outstanding, par value of $0.01 per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III hereof incorporates certain information by reference from the registrant's definitive proxy statement for its 2017 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 26, 2016.

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
We believe our brand delivers on our customers' desire for freshly-prepared food and convenient, high-quality experiences. We have grown from 21 restaurants across seven states, including five franchised locations, as of December 29, 2008 to 204 restaurants across 20 states, including three franchised locations, as of December 26, 2016, representing a compound annual growth rate of 32.9%. Our Company-owned restaurants have generated 28 consecutive fiscal quarters of positive comparable restaurant sales growth, due primarily to increases in customer traffic, which we believe demonstrates our growing brand equity. We have grown our Company-owned restaurant average unit volumes ("AUVs") from approximately $1.1 million in 2009 to approximately $1.5 million in 2016, representing an increase of 35.9% over that time period. Our growth in comparable restaurant sales since 2009 has allowed us to invest significant amounts of capital to drive growth through the opening of new restaurants and the hiring of personnel required to support our growth plans.

Total Restaurants at End of Fiscal Year	Comparable Restaurant Sales Growth

Our Concept
Delivering Goodness, through our food and our people, in the communities we serve.
The word "zoë," which means "life" in Greek, is a key component of the Zoës Kitchen culture. Our mission is to "deliver goodness from the inside out" by: (i) offering a differentiated menu of simple, tasty and fresh Mediterranean cuisine; (ii) extending genuine Southern hospitality with personality, including food delivered to your table; (iii) providing an inviting, casual-chic environment in our restaurants; and (iv) delivering an outstanding catering experience for business and social events. Our menu offers meals made from scratch using produce, proteins and other ingredients that are predominantly preservative- and additive-free, including our appetizers, soups, salads, and kabobs. We promote our brand as an extension of our guests' own kitchens. We offer meals inspired by family recipes that remind our guests of food they would prepare at home, while allowing them to spend extra time with family and friends and fueling a more balanced and active lifestyle. Our food, including both hot and cold items, is well suited for catering to a variety of business and social occasions. We believe our catering offering is a significant competitive differentiator that generates consumer trial of our menu and provides additional opportunities for existing customers to enjoy our food off-premises.

Our Strengths
Live Mediterranean. Simple. Tasty. Fresh! We believe the following strengths serve as the foundation for our continued growth.
Our Food-Simple. Tasty. Fresh!    We believe the Zoës Kitchen experience is driven by providing simple, tasty and fresh Mediterranean food at a compelling value to our customers. We aim to provide food that makes our customers feel good about themselves and their decision to choose Zoës Kitchen.

•
Simple.  Our food is simply prepared and made to order in our scratch kitchens. Our cooking philosophy is rooted in rich traditions that celebrate food, rather than in fads or trends. We serve food using high-quality, wholesome ingredients and time honored preparations inspired by Mediterranean culinary traditions.

•
Tasty.  True to our heritage, the flavors in our menu are born in the Mediterranean and raised in the South. Inspired by family recipes and Zoës simple, fresh-from-the-garden sensibility, our menu features Mediterranean cuisine complemented with a few Southern staples.

•
Fresh.  We seek to provide customers with flavorful menu offerings that align with our customers' lifestyles. Fresh ingredients are delivered to our kitchens, where our Zoës team members wash, cut and prepare food in our kitchens daily. We cater to a variety of dietary needs by offering vegetarian, vegan, gluten-free and our calorie conscious Simply 500™ menu selections.

Differentiated Fast-Casual Lifestyle Brand with a Desirable and Loyal Customer Base.    We believe the Zoës Kitchen brand reflects our customers' desire for convenient, unique and high-quality experiences and their commitment to family, friends and enjoying every moment. We believe we are an aspirational brand with broad appeal that our customers embrace as a reflection of their desired self-image - active, vibrant, sophisticated, genuine, caring and passionate, which results in customer advocacy and repeat visits.
We provide a welcoming environment, attracting customers from a variety of demographic groups. Our combination of menu offerings, ambiance and location is designed to appeal to educated and health-conscious women, who along with their families, represent a substantial majority of our customer visits. We believe this demographic represents a highly-desirable customer base with strong influence on a family's mealtime decision-making and are strong brand advocates.
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
True to our Southern heritage, we aim to deliver hospitality and attentive service whether our customers choose to dine-in, take-out or host a catered event. Our team members are the heart and soul of what we call "Southern hospitality with personality" - making sure our customers feel as welcome as they are well fed. We believe the atmosphere of our restaurants and the dedication of our team members encourages repeat visits, inspires advocacy and drives increased sales.
Diverse Revenue Mix Provides Multiple Levers for Growth.    We believe our differentiated menu of both hot and cold food enables our customers to utilize our restaurant for multiple occasions throughout the day. We had a balanced day-part mix of approximately 60% lunch and 40% dinner (excluding catering), and our catering business represented approximately 16% of revenue, for 2016. We believe we effectively serve both small and large groups in our restaurants, as well as outside of our restaurants with our catering and home meal replacement alternatives, such as our Zoës Fresh Take™ grab-and-go coolers and our Mediterranean Family Meals options.
Attractive Unit Economic Model with Proven Portability. Our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results and attractive returns on invested capital. Our new restaurant investment model targets AUVs of $1.3 million and cash-on-cash returns in excess of 30% by the end of the third full year of operation. On average, new restaurants opened since the beginning of 2009 have exceeded these AUVs and cash-on-cash return targets within the third year of operations.
We believe our strong performance and unit economics across a variety of geographic areas are validation of our concept's portability. For 2016, our top 20 performing restaurants were spread across seven different states.

Experienced Management Team.   Our strategic vision and results-driven culture are directed by our senior management team under the leadership of Kevin Miles, who guided the growth of our Company from 22 to 204 restaurants as of December 26, 2016. Mr. Miles is a fast-casual industry veteran with over 20 years of relevant experience including leadership roles at La Madeleine French Bakery and Café, Baja Fresh Mexican Grill and Pollo Campero. He directs a team of highly experienced and progressive leaders who are focused on executing our business plan and implementing our growth strategy.
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
Increase Comparable Restaurant Sales.    We have consistently demonstrated strong comparable restaurant sales growth, and we intend to focus on generating future comparable restaurant sales growth with an emphasis on the following goals:

•
Heighten brand awareness to drive new customer traffic.  We intend to generate new traffic growth at our restaurants through the application of targeted advertising messages, local restaurant-level marketing and the word-of-mouth of our existing customers. Our highly-targeted marketing strategy seeks to generate brand loyalty and promote advocacy by appealing to customers' emotional needs and desired self-image.

•
Increase existing customer frequency.  We expect to increase customer frequency by consistently providing fresh Mediterranean cuisine at a compelling value. We explore new menu additions by drawing upon the rich heritage and flavors of 21 Mediterranean countries to enhance our offerings. We will continue to explore ways to increase the number of occasions (lunch, dinner and catering), increase the flexibility of dining options (dine-in, to-go/take home, delivery, call-in and online) and capitalize on the increasing demand for convenient and healthy high-quality home meal replacement alternatives.

•
Grow our catering business.  Our management team has developed innovative solutions, loyalty programs and a dedicated team of sales professionals to enhance our catering offering. We believe our strong catering offering is a significant competitive differentiator and generates consumer trial of our brand as well as provides our existing customers additional ways to enjoy our food off-premises.

Improve Margins and Leverage Infrastructure.   We have invested in our business, and we believe our corporate infrastructure can support a restaurant base greater than our existing footprint. As we continue to grow, we expect to drive greater efficiencies in our supply chain and leverage our technology and existing support infrastructure. Additionally, we believe we will be able to optimize labor costs at existing restaurants as our restaurant base matures and AUVs increase, and leverage corporate costs over time to enhance margins as general and administrative expenses grow at a slower rate than our restaurant base and revenues.
Site Development and Expansion
Site Selection Process. We consider site selection and real estate development to be critical to our long-term success and devote significant resources to create predictable and successful new restaurant results. We have developed a targeted site evaluation and acquisition process incorporating management's experience as well as comprehensive data collection, analysis and interpretation. Our in-house real estate management team has over 50 years of combined experience with top restaurant brands.
When making site selection decisions, we use sophisticated analytical tools designed to uncover key demographic and psychographic characteristics in addition to site specific characteristics, such as visibility, access, signage and traffic patterns, which we believe drive successful restaurant placement. We consider factors including daytime population characteristics and residential density, which impact our catering and dine-in businesses. On the ground research is also an important part of the site evaluation process. This includes evaluation of customer traffic patterns, future development in the market, retail synergy and the competitive restaurant landscape.
Our sophisticated, predictive site selection strategy and flexible new restaurant model have resulted in growth in markets of varying sizes as we have expanded our restaurant base. We are able to utilize in-line, end-cap and free-standing restaurant formats to penetrate markets with a combination of suburban and urban restaurant locations.
Our real estate process is governed by our internal Development Committee, which is composed of senior management and led by our Chief Development Officer. Our Development Committee meets periodically to review new site opportunities and to approve new locations. Once a location has been approved by our Development Committee, we begin a design process to align the characteristics and feel of the location to the trade area.

Expansion Strategy. While we continue to be positioned for additional restaurant growth in existing markets, expansion into new territories will be vital to executing our growth strategy. We employ a hub and spoke method to expansion whereby certain markets are denoted as hubs based on total market potential and geographic spacing. Surrounding spoke markets are subsequently developed as hub markets are penetrated and have reached sufficient brand awareness.
Expansion into new markets is triggered through the ongoing evaluation of existing market penetration with a goal of maintaining a deep pipeline of top-tier development opportunities. Our approach to identifying new markets for development is robust and systematic, providing an objective review of each market under consideration.
Restaurant Design. Restaurant design is handled by our in-house construction team interfacing with outsourced contractor relationships. Our restaurant size averages approximately 2,750 square feet. The dining area of a typical restaurant can seat approximately 80 guests, with patios that seat approximately 30 guests.
Construction. Each new restaurant typically requires an initial cash build-out cost of approximately $750,000, net of tenant allowances, but this figure could be significantly higher or lower depending on the market, materials used, restaurant size and condition of the premises upon landlord delivery. We generally construct restaurants in third-party leased retail shopping centers and in free-standing buildings on leased properties. For additional information regarding our leases, see "Item 2 - Properties."
Restaurant Management and Operations
We endeavor to run our company to create a superior customer experience by putting people first.
Talent Acquisition and Training.    Our ability to grow our restaurant base depends on hiring and investing in the growth of great talent. Acquiring and training our team members effectively is a significant focus for our company. We aim to hire people with a high desire to serve and please, that embrace the Zoës culture and are a reflection of our customers: active, passionate and full of life.
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
Restaurant Management and Employees.    Each restaurant typically is staffed with a restaurant manager, an assistant manager and 20 to 30 team members. We cross-train our employees in an effort to create a depth of competency in our critical restaurant functions. Consistent with our emphasis on customer interaction, we encourage our restaurant managers and team members to welcome and engage with customers throughout the day. To lead our restaurant management teams, we have Regional Operators (each of whom is responsible for between five and ten restaurants), Regional Directors (each of whom is responsible for between four and six Regional Operators), as well as Regional Vice Presidents (each of whom is responsible for two Regional Directors and between four and five Regional Operators).
We employ an extensive screening process for our managers, including both behavioral and working interviews. Once hired, these team members participate in a six week in-restaurant management training program, and all of our incumbent managers have completed this process. Each quarter, we have approximately 30 new manager-in-training candidates at one of our 12 training restaurants, which are located across various geographic regions. This pipeline of candidates is intended to assure us that future growth can be supported and that every new Zoës location is staffed with managers that are trained in both our brand and our standards.
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
Food safety is a top priority and we dedicate substantial resources to help ensure that our customers enjoy safe, quality food products. We have taken various steps to mitigate risks related to food quality and safety, including having our quality assurance team focus on this mitigation in coordination with our supply chain team. Our restaurants undergo third-party food safety reviews, internal safety audits and routine health inspections. We also consider the strength of a vendor's food safety program and quality assurance when selecting our distributors and suppliers.

Restaurant Marketing
Our marketing efforts seek to build brand awareness and increase sales through a variety of customer interactions and marketing initiatives. We focus our marketing strategy on highlighting our ability to provide customers with real food, which we believe directly impacts their psyches and delivers positive long-term emotional connections. We utilize community-based restaurant marketing, as well as digital, social and traditional media tools, to highlight our competitive strengths, including our varied and healthful menu offerings and the value we offer our customers.
Shared, Earned, Owned. Across our social channels, including Facebook, Pinterest, Instagram and Twitter, we reach many of our guests, which allows us to connect directly to them and to keep them informed about new menu offerings, promotions and events and build online relationships. In addition, our guests can opt into our e-mail marketing program or download our custom mobile LIFE app. Our mobile app includes customer engagement, customer satisfaction measurement and mobile ordering capabilities. Integrating these solutions has enabled us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media.
Local Restaurant Marketing. We empower our restaurant managers to selectively organize events to bring new customers into our restaurants. Additionally, we engage in a variety of promotional activities, such as contributing food, time and money to charitable, civic and cultural programs, for the purposes of giving back to the communities that we serve and increasing public awareness and appreciation of our restaurants and our employees. We refer to this internally as "Delivering Goodness." We use a wide range of local marketing initiatives to increase the frequency of and occasions for visits, and to encourage people to "Live Mediterranean."
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
Suppliers
Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients and other necessary products that meet our specifications from reliable suppliers. We carefully select suppliers based on quality and their understanding of our brand, and we seek to develop mutually beneficial long-term relationships with them. We work closely with our suppliers and use a mix of forward, fixed and formula pricing protocols. We have tried to increase, in some cases, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we monitor industry news, trade issues, weather, crises and other world events that may affect supply prices.
We contract with multiple suppliers including Sysco Corporation ("Sysco"), one of the largest distributors of food and related products to the U.S. food service industry. In 2016, our Sysco spend was approximately 90% of our cost of sales. Our remaining food supplies are distributed by other distributors under separate contracts. Our distributors deliver supplies to our restaurants approximately two to four times per week.
We negotiate pricing and volume terms directly with certain suppliers and distributors, including Sysco. Poultry represented approximately 14% of our total cost of sales for 2016. We are subject to weekly market fluctuations under our current pricing agreements with respect to poultry. Beef represented approximately 11% of our total costs of sales for 2016. Produce and paper products represented approximately 21% and 12%, respectively, of our total cost of sales for 2016. Feta cheese represented approximately 3% of our total cost of sales for 2016. Many of our pricing agreements reset annually. We have identified secondary suppliers for many of our significant products, and we believe we would be able to source our product requirements from multiple suppliers, if necessary
Competition
We compete in the restaurant industry, primarily in the fast-casual segment but also with restaurants in other segments. We face significant competition from a wide variety of restaurants, grocery stores and other outlets on a national, regional and local level. We believe that we compete primarily based on product quality, restaurant concept, ambiance, service, location, convenience, value perception and price. Our competition continues to intensify as competitors increase the breadth and depth of their product offerings and open new restaurants. Additionally, we compete with local and national fast-casual restaurant concepts, specialty restaurants and other retail concepts for prime restaurant locations.

Seasonality
Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our sales per restaurant is typically lower in the first and fourth quarters due to reduced winter and holiday traffic and higher in the second and third quarters. Adverse weather conditions may also negatively impact customer traffic, resulting in lower revenues for the affected locations. For example, since we operate a substantial number of our restaurants in the Southern part of the United States, any adverse weather pattern across this region may adversely affect our guests’ visits in this region throughout the duration of such pattern. In addition, we have outdoor seating at all of our restaurants, and the effects of adverse weather may restrict the use of these areas, and negatively impact our revenues as well.
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
We believe that our trademarks, service marks and other intellectual property rights have significant value and are important to the marketing of our brand, and it is our policy to protect and defend vigorously our rights to such intellectual property. However, we cannot predict whether steps taken to protect such rights will be adequate. See "Item 1A - Risk Factors-Risks Related to Our Business and Industry-We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business."
Governmental Regulation and Environmental Matters
We are subject to extensive and varied federal, state and local government laws and regulations, including, but not limited to, regulations related to zoning, licensing, employment, food safety, nutritional content, information security, sanitation, fire prevention and other environmental matters. New laws and regulations or new interpretations of existing laws and regulations may also impact our business. The costs of compliance with existing and new laws and regulations are high and are likely to increase in the future and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties. In addition, we operate each of our restaurants in accordance with standards and procedures designed to comply with applicable licensing requirements. However, an inability to obtain or retain health department or other licenses would adversely affect our operations. Although we have not experienced, and do not anticipate, any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular restaurant or group of restaurants. For additional information regarding regulations that we face in our business, please see “Item 1A. Risk Factors - Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition and results of operations,” and “- Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our results of operations.” We are not aware of any federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or are reasonably expected to materially affect, our results of operations, competitive position, or capital expenditures.”
Management Information Systems
All of our restaurants use computerized point-of-sale and back-office systems that we believe are scalable to support our future growth plans. These point-of-sale computers are designed specifically for the restaurant industry. The system provides a touch screen interface, a graphical order confirmation display and integrated, high-speed credit card and gift card processing. The point-of-sale system is used to collect daily transaction data, which generates information about daily sales, product mix and average check size. All products sold and prices at our restaurants are programmed into the system from our home office.
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
Employees
As of December 26, 2016, we had 4,643 employees, including 138 home office and regional personnel, 408 restaurant level managers and assistant managers and 4,097 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.
Franchising
As of December 26, 2016, we had three franchised restaurants in one state. Our franchise arrangements grant third-parties a license to establish and operate a restaurant using our systems and our trademarks in a given area. The franchisee pays us for the ideas, strategy, marketing, operating system, training, purchasing power and brand recognition. Franchised restaurants must be operated in compliance with our methods, standards and specifications, regarding menu items, ingredients, materials, supplies, services, fixtures, furnishings, décor and signs.
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
One of the key means of achieving our growth strategy will be through opening new restaurants and operating those restaurants on a profitable basis. We expect this to be the case for the foreseeable future. In 2016, we opened 38 Company-owned restaurants and we plan to open 38 to 40 Company-owned restaurants in 2017. We may not be able to open new restaurants as quickly as planned. In the past, we have experienced delays in opening some restaurants, including due to the landlord's failure to turn over the premises to us on a timely basis. Such delays could happen again in future restaurant openings. Delays or failures in opening new restaurants could materially and adversely affect our growth strategy and our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will eventually decline.
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
We intend to develop new restaurants in our existing markets, expand our footprint into adjacent markets and selectively enter into new markets. However, there are numerous factors involved in identifying and securing an appropriate site, including, but not limited to: identification and availability of suitable locations with the appropriate population demographics, traffic patterns, local retail and business attractions and infrastructure that will drive high levels of customer traffic and sales per restaurant; consumer tastes in new geographic locations and acceptance of our restaurant concept; financial conditions affecting developers and potential landlords, such as the effects of macro-economic conditions and the credit market, which could lead to these parties delaying or canceling development projects (or renovations of existing projects), in turn reducing the number of appropriate locations available; developers and potential landlords obtaining licenses or permits for development projects on a timely basis; anticipated commercial, residential and infrastructure development near our new restaurants; and availability of acceptable lease terms.
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
In 2016, we continued to grow new markets in Colorado and Kansas, and we plan to continue to open restaurants in markets where we have little or no operating experience. Restaurants we open in new markets may take longer to reach, or may never reach, expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall financial condition and results of operations. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and culture. We may also incur higher costs from entering new markets if, for example, we assign regional managers to manage comparatively fewer restaurants than in more developed markets. As a result, these new restaurants may be less successful or may achieve target AUVs at a slower rate, or not at all. If we do not successfully execute our plans to enter new markets, our business, financial condition and results of operations could be materially adversely affected.
Changes in economic conditions and adverse weather and other unforeseen conditions could materially affect our ability to maintain or increase sales at our restaurants or open new restaurants.
The restaurant industry depends on consumer discretionary spending. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumer discretionary spending. Traffic in our restaurants could decline if consumers choose to dine out less frequently or reduce the amount they spend on meals while dining out. Negative economic conditions might cause consumers to make long-term changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. In addition, given our geographic concentrations, economic conditions in those particular areas of the country could have a disproportionate impact on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, tornadoes, earthquakes, hurricanes, floods, droughts, fires or other natural or man-made disasters could materially adversely affect our business, financial condition and results of operations. Adverse weather conditions may also impact customer traffic at our restaurants, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. A majority of our restaurants have outdoor seating, and the effects of adverse weather may impact the use of these areas and may negatively impact our revenues. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential restaurant closures could result from prolonged negative restaurant sales, which could materially adversely affect our business, financial condition and results of operations.
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

Our ability to operate new restaurants profitably and increase AUVs and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

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
The level of comparable restaurant sales, which represent the change in year-over-year sales for restaurants open for at least 18 full periods, will affect our sales growth and will continue to be a critical factor affecting our ability to generate profits because the profit margin on comparable restaurant sales is generally higher than the profit margin on new restaurant sales. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in sales growth and ability to achieve profitability that would materially adversely affect our business, financial condition and results of operations. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Key Measures We Use to Evaluate Our Performance-Comparable Restaurant Sales Growth."
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
We experienced a net loss of $10.0 million in 2014. While in 2016 and 2015, we achieved net income of $1.8 million, and $1.1 million, respectively, we may experience net losses in the future, and we cannot assure you that we will continue to achieve profitability in future periods.
The planned rapid increase in the number of our restaurants may make our future results unpredictable.
In 2016, we opened 38 Company-owned restaurants, and we plan to open 38 to 40 Company-owned restaurants in 2017. We intend to continue to increase the number of our restaurants in the next several years. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate and be unpredictable or adversely affect our financial condition and results of operations. Our future results depend on various factors, including successful selection of new markets and restaurant locations, local market acceptance of our restaurants, consumer recognition of the quality of our food and willingness to pay our prices, the quality of our operations and general economic conditions. In addition, as has happened when other restaurant concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. Newly opened restaurants or our future markets and restaurants may not be successful or our system-wide average restaurant sales may not increase at historical rates, which could materially adversely affect our business, financial condition and results of operations.
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
We cannot guarantee that our internal controls and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of foodborne illnesses. Our quality assurance, health and sanitation internal controls and conditions are inspected by a third-party periodically. If the third-party inspector fails to report unsafe or unsanitary conditions or insufficient internal controls, we cannot guarantee that our internal controls will be fully effective in preventing all food safety issues. Furthermore, since we rely on third-party suppliers, it is difficult to monitor food safety compliance and increases the risk that foodborne illness would affect multiple locations rather than a single restaurant. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. We cannot assure you that all food items are properly maintained during transport throughout the supply chain and that we will identify all products that should not be used in our restaurants. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness or food safety issues relating to any of our restaurants or markets could adversely affect our brand and negatively affect our restaurant sales nationwide. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants. A number of other national restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could materially adversely affect our business, financial condition and results of operations.

Damage to our reputation could negatively impact our business, financial condition and results of operations.
Our growth is dependent in part upon our ability to maintain and enhance the value of our brand, consumers' connection to our brand and positive relationships with our guests and employees. We believe we have built our reputation on the high-quality of our food, service and staff, as well as on our culture and the ambience in our restaurants, and we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand could significantly reduce its value and damage our business. For example, our brand value could suffer and our business could be adversely affected if customers perceive a reduction in the quality of our food, service or staff, or an adverse change in our culture or ambience, or otherwise believe we have failed to deliver a consistently positive experience.
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
Additionally, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could adversely affect us and divert financial and management resources that would otherwise be used to benefit our operations. A significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, financial condition and results of operations. Consumer demand for our products and our brand's value could diminish significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us or our products, which would likely result in lower sales and could materially adversely affect our business, financial condition and results of operations.
Also, there has been a marked increase in the use of social media platforms and similar devices, including weblogs (blogs), social media websites, Twitter and other forms of Internet-based communications which allow individuals to access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content that their subscribers and participants post, often without filters or checks on accuracy of such posted content. The opportunity for dissemination of information, including inaccurate information, is readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In summary, the dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information's accuracy.
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
We are subject to the U.S. Americans with Disabilities Act ("ADA") and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, including our restaurants. We may in the future need to modify restaurants by adding access ramps or redesigning certain architectural fixtures to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material.
Our operations are also subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local laws that govern these and other employment law matters. We may also be subject to lawsuits from our employees, the U.S.

Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters, and we have been party to such matters in the past. In addition, federal, state and local changes in minimum wages, paid sick leave or similar matters could materially adversely affect our business, financial condition and results of operations.
There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Policies ("HAACP") approach would be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act ("FSMA"), grants the FDA authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. In certain instances, these requirements may be challenging to meet which may result in substantial costs. For example, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business. We may be required to incur additional time and resources to comply with new food safety requirements made under FSMA or other federal or state food safety regulations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our restaurants if we failed to comply with applicable standards. Compliance with these laws can be costly and may increase our exposure to litigation or governmental investigations or proceedings.
Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our results of operations.
Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. Such changes may include federal, state and local regulations that impact the ingredients and nutritional content of the food and beverages we offer. The growth of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our menu offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or delete certain menu items or ingredients, which may adversely affect the attractiveness of our restaurants to new or returning customers. We may also experience higher costs associated with the implementation of those changes. To the extent we are unwilling or unable to respond with appropriate changes to our menu offerings, it could materially affect consumer demand and have an adverse impact on our business, financial condition and results of operations.
Such changes have also resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, federal, state and local menu labeling laws require multi-unit restaurant operators to disclose to consumers certain nutritional information, and have enacted legislation restricting the use of certain types of ingredients in restaurants. Specifically, the Patient Protection and Affordable Care Act of 2010 ("PPACA") requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. Disclosure of the nutritional value and calorie count of our menu items could be challenging for us to comply with in an efficient manner. Additionally, we use third-party nutritional groups to evaluate the nutritional value and calorie count of our menu items. If any third party evaluation report is inaccurate or incomplete, we may fail to comply with PPACA or other consumer health regulations. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. We cannot predict the impact of the new nutrition labeling requirements under the PPACA and other state and local laws. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers.

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
Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We contract with multiple suppliers including Sysco, one of the largest distributors of food and related products to the U.S. food service industry. In 2016, our Sysco spend was approximately 90% of our cost of sales. Our remaining food supplies are distributed by other distributors under separate contracts and purchase orders. We do not control the businesses of our vendors, suppliers and distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition and results of operations.
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
If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. Although we often enter into contracts for the purchase of food products and supplies, we do not have long-term contracts for the purchase of certain of such food products and supplies. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating results to deteriorate. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if customers change their dining habits as a result. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in food and supply costs could materially adversely affect our business, financial condition and results of operations.
The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.
The PPACA requires health care coverage for many uninsured individuals and expand coverage to those already insured. We currently offer and subsidize a portion of comprehensive healthcare coverage, primarily for our salaried employees. Starting in 2015, the healthcare reform law required us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that met certain minimum requirements of coverage and affordability, or face penalties. In offering such benefits we cannot assure you that the expense will be insubstantial in the future. If the benefits we elect to offer do not meet the applicable requirements, then we may incur penalties and potential liability. The healthcare reform law also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but elect not to participate in our healthcare plans may find it more advantageous to participate in the future. It is also possible that by making changes or failing to make changes in the healthcare plans we offer, we will become less competitive in the market for our labor. Finally, we are anticipating changes to the PPACA requirements in 2017, which may impose additional compliance and administrative costs that we cannot predict. While any effects of these new and existing healthcare requirements cannot be determined with certainty, they may significantly increase our overall healthcare coverage costs and could materially adversely affect our, business, financial condition and results of operations.
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
Continuing to expand our business will require significant capital in the future. To meet our capital needs, we expect to rely on our cash flow from operations, credit facility and potential third-party financings. Third-party financings in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain funding will be subject to various factors, including general market conditions, our operating performance, the market's perception of our growth potential, lender sentiment and our ability to incur debt in compliance with other contractual restrictions, such as financial covenants under our credit facility and future debt documents.
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
Our credit facility may limit our ability to expand our business, and our ability to comply with the repayment requirements, covenants, and other restrictions included in the credit facility may be affected by events that are beyond our control.
Our credit facility contains financial and other covenants, including covenants which require us to maintain various financial ratios, limit our ability to incur additional indebtedness, restrict the amount of capital expenditures that may be incurred, and restrict the payment of cash dividends. This facility also limits our ability to engage in mergers or acquisitions, sell certain assets, repurchase our stock and enter into certain lease transactions. The credit facility includes customary events of default, including, but not limited to, the failure to maintain specified financial ratios, the failure to pay any interest, principal or fees when due, the failure to perform certain covenants, inaccurate or false representations or warranties, insolvency or bankruptcy and undergoing a change of control. The restrictive covenants in our credit facility may limit our ability to expand our business, and our ability to comply with these provisions may be impacted by events beyond our control. A failure to comply with any of the financial and operating covenants included in the credit facility would result in an event of default, permitting the lenders to accelerate the maturity of outstanding indebtedness. Any acceleration of our indebtedness would have a material adverse impact on our financial condition and our liquidity.
Our marketing programs may not be successful.
We believe our brand is critical to our business. We incur costs and expend other resources in our marketing efforts to raise brand awareness and attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, allowing them to spend significantly more than we are able to on marketing and advertising, including offering aggressive discounting to their customers. Should our marketing and promotions be less effective than our competitors or be otherwise unsuccessful for any reason, there could be a material adverse effect on our business, financial condition and results of operations.
We have limited control over our franchisees, and any franchisees could take actions that could harm our business.
Franchisees are independent contractors and are not our employees, and we do not exercise control over their day-to-day operations. We provide training and support to franchisees, but the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. We cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas in a manner consistent with our standards and requirements, or that they will hire and train qualified managers and other restaurant personnel. If franchisees do not meet our standards and requirements, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could decline significantly. We and our franchisees are also subject to laws and regulations relating to information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud and any failure or perceived failure to comply with these laws and regulations could harm our reputation or lead to litigation, which could adversely affect our financial condition. In addition, a franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee's franchise arrangements. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise arrangements pursuant to Section 365 under the United States bankruptcy code, in which case there would be no further royalty payments from such franchisee, and there can be no assurance as to the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.
We are subject to all of the risks associated with leasing space subject to long-term, non-cancelable leases.
We typically do not own any real property. Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will similarly be leased. Our leases generally have an initial term of ten years and generally include two five-year renewal options at increased rates. All of our leases require a fixed annual rent, although some require the payment of additional rent if restaurant sales exceed a negotiated amount. Generally, our leases are "net" leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot terminate or sublease these leases without substantial economic costs. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially reasonable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. Any increased leasing costs and leases subject to closed restaurants could materially adversely affect our business, financial condition and results of operations.
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
Failure to successfully implement technology initiatives could adversely impact operating results.
We continue to invest in and rely upon technology in our restaurants not only to efficiently operate but also in an effort to drive sales growth and margin improvement. Our strategic technology initiatives may not be timely implemented or may not achieve the desired results. Certain technology systems may also be unreliable or inefficient which could impact the reliability of our restaurants. Additionally, implementing evolving technology demands of the consumer may place a significant financial burden on our restaurant operators. Any such deficiencies could impact sales and profitability by disrupting our operations, damaging our reputation or subjecting us to additional costs and liabilities.
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
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could result in substantial costs to remediate, and could cause a loss of investor confidence and decline in the market price of our stock.
Changes to accounting rules or regulations, and changes in our accounting assumptions, estimates or judgments, may adversely affect our results of operations.
Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, fair value of investments, impairment of long-lived assets, leases and related economic transactions, intangibles, self-insurance, income taxes, property and equipment, unclaimed property laws and litigation, and stock-based compensation are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us could materially adversely affect our business, financial condition and results of operations.
We spend significant resources in developing new product offerings, some of which may not be successful.
We continually invest in developing, marketing and advertising new product offerings which are intended to attract and retain customers for our restaurants. Our new product offerings may not be well-received by consumers and may not be successful, which could materially adversely affect our results of operations. Additionally, if our competitors were to increase their spending on menu development and marketing initiatives, or if our menu and marketing initiatives were to be less effective than those of our competitors, we could experience a material adverse effect on our results of operations.

Risks Related to Ownership of Our Common Stock
Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.
Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the timing of new restaurant openings and related expenses;

•	restaurant operating costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter;

•	labor availability and costs for hourly and management personnel;

•	profitability of our restaurants, especially in new markets;

•	increases and decreases in AUVs and comparable restaurant sales;

•	impairment of long-lived assets and any loss on restaurant closures;

•	macroeconomic conditions, both nationally and locally;

•	negative publicity relating to the consumption of seafood or other products we serve;

•	changes in consumer preferences and competitive conditions;

•	expansion to new markets;

•	adverse weather conditions in a region or nationally including hurricanes, tornados and similar events;

•	increases in infrastructure costs; and

•	fluctuations in commodity prices.
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
Although we have listed our common stock on the New York Stock Exchange, given our growth strategy and stage of development, we cannot assure you that an active trading market will be sustained in the future. If an active trading market is not sustained, you may have difficulty selling any shares of our common stock, and the value of such shares may be materially impaired. Additionally, the market price of our common stock could fluctuate significantly. Those fluctuations could be based on various factors in addition to those otherwise described in this report, including the risk factors described under this Item 1Aand the following:

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
Unsolicited takeover proposals, governance change proposals, proxy contests and certain actions by shareholder activists may create additional risks and uncertainties with respect to the Company’s financial position, operations, strategies and management. Any perceived uncertainties as to our future direction also could affect the market price and volatility of our common stock.
Public companies in the restaurant industry have been the target of unsolicited takeover proposals in the past. In the event that a third party, such as a competitor, private equity firm or shareholder activist makes an unsolicited takeover proposal, or proposes to change our governance policies or board of directors, or makes other proposals concerning the Company’s ownership structure or operations, our review and consideration of such proposals may be a significant distraction for our management and employees, and could require us to expend significant time and resources. Such proposals may create uncertainty for our employees and additional risks and uncertainties with respect to the Company’s financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
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
As of December 26, 2016, we had federal net operating loss carryforwards of $19.1 million and state net operating loss carryforwards of $11.1 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an "ownership change" generally occurs if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have experienced ownership changes as a result of our initial public offering completed in April 2014 (the "IPO") and follow-on offerings completed on August 19, 2014 and November 19, 2014. As a result of our ownership changes, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income will be subject to limitations. Currently, we do not anticipate these limitations having a significant impact on our future ability to utilize net operating losses. Those net operating loss carryforwards resulted in a deferred tax asset of $6.0 million at December 26, 2016. A full valuation allowance of $8.8 million is recorded against the net deferred tax assets, exclusive of indefinite-lived intangibles, including these carryforwards.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 26, 2016, we and our franchisee operated 204 restaurants in 20 states. We operate a variety of restaurant formats, including in-line, end-cap and free-standing restaurants located in markets of varying sizes. Our restaurants are on average approximately 2,750 square feet. We lease the property for our corporate headquarters and all of the properties on which we operate restaurants.
The map and chart below show the locations of our restaurants as of December 26, 2016:

State	Total
Alabama	16
Arkansas	3
Arizona	5
Colorado	5
Delaware	1
Florida	15
Georgia	20
Kansas	3
Kentucky(1)	3
Louisiana	8
Maryland	9
Missouri	1
New Jersey	3
North Carolina	15
Oklahoma	7
Pennsylvania	9
South Carolina	8
Tennessee	6
Texas	51
Virginia	16
Total	204

(1) Restaurants are franchise locations and not Company-owned.
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

Item 3. Legal Proceedings
We are currently involved in various claims and legal actions that arise in the ordinary course of our business, including claims resulting from employment related matters. None of these claims, most of which are covered by insurance, has had a material effect on us, and as of the date of this report, other than as set forth below, we are not party to any material pending legal proceedings and are not aware of any claims that could have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.
On October 31, 2014, Forsyth Consulting, Inc. ("Forsyth"), a former music vendor for the Company, filed a complaint against the Company in the Circuit Court of Jefferson County, Alabama alleging breach of contract with respect to its prior music service contract. We have removed the action to federal court and, on December 19, 2014, we filed a counterclaim in the United States District Court for the Northern District of Alabama, alleging breach of contract and tortious interference with business relations claims against Forsyth. The discovery period is complete, and the parties have filed motions for summary judgment. We do not anticipate the results of this proceeding to have a material effect on our results of operations.
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

	Common Stock Price Range
	High	Low
Fiscal Year 2015
First quarter (December 30, 2014 - April 20, 2015)	$35.67	$28.25
Second quarter (April 21, 2015 - July 13, 2015)	$42.92	$30.02
Third quarter (July 14, 2015 - October 5, 2015)	$46.61	$30.49
Fourth quarter (October 6, 2015 - December 28, 2015)	$40.28	$25.86
	High	Low
Fiscal Year 2016
First quarter (December 29, 2015 - April 18, 2016)	$41.76	$23.17
Second quarter (April 19, 2016 - July 11, 2016)	$40.60	$34.53
Third quarter (July 12, 2016 - October 3, 2016)	$38.00	$21.86
Fourth quarter (October 4, 2016 - December 26, 2016)	$27.41	$20.20
On February 23, 2017, there were approximately eight stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Performance Graph
The following performance graph compares the yearly dollar change in the cumulative shareholder return on our common stock with the cumulative total returns of the NYSE Composite Index and the S&P 600 Restaurants Index. This graph assumes a $100 investment in our common stock on April 11, 2014 (the date when our common stock first started trading) and in each for the foregoing indices on April 11, 2014, and assumes the reinvestment of dividends, if any. The indices are included for comparative purposes only. They do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is furnished and not "filed" with the Securities and Exchange Commission and it is not "soliciting material", and should not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.
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

Item 6. Selected Consolidated Financial Data
The following table presents our selected historical consolidated financial data and certain other financial data. The historical consolidated balance sheet data as of December 26, 2016 and December 28, 2015 and the consolidated statement of operations and consolidated statement of cash flows data for the years ended December 26, 2016, December 28, 2015 and December 29, 2014 have been derived from our historical audited consolidated financial statements, which are included elsewhere in this report. The consolidated balance sheet data as of December 30, 2013 and December 31, 2012 and the consolidated statement of operations and consolidated statement of cash flow data for the year ended December 30, 2013 and December 31, 2012 have been derived from our historical audited consolidated financial statements, which are not included in this report.
We operate on a 52- or 53-week fiscal year that ends on the last Monday of the calendar year. All fiscal years presented herein consist of 52 weeks, with the exception of the fiscal year ended December 31, 2012, which consisted of 53 weeks. Our first fiscal quarter consists of 16 weeks, and each of our second, third and fourth fiscal quarters consists of 12 weeks, except for a 53-week year when the fourth quarter has 13 weeks. We refer to our fiscal years as 2016, 2015, 2014, 2013 and 2012.
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

	Fiscal Year Ended
	December 26, 2016	December 28, 2015	December 29, 2014	December 30, 2013	December 31, 2012

	(Dollars in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$275,756	$226,354	$171,256	$115,748	$78,966
Franchise and royalty fees	207	203	477	637	758
Total revenue	275,963	226,557	171,733	116,385	79,724
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	83,502	70,518	56,843	38,063	25,845
Labor	81,129	64,756	48,300	32,810	21,567
Store operating expenses	55,921	43,217	31,919	21,780	14,610
General and administrative expenses	30,358	26,666	26,744	13,171	8,969
Depreciation	14,453	11,368	8,900	5,862	3,779
Amortization	1,606	1,638	1,573	1,601	1,091
Pre-opening costs	2,214	2,554	2,109	1,938	917
Casualty loss	—	353	—	—	—
Loss (gain) from disposal of equipment	355	325	144	175	240
Total operating expenses	269,538	221,395	176,532	115,400	77,018
Income (loss) from operations	6,425	5,162	(4,799)	985	2,706
Other income and expenses:
Interest expense, net	3,848	3,270	3,535	4,019	2,337
Other income	(87)	(71)	—	—	—
Loss on extinguishment of debt	—	—	978	—	—
Loss on interest cap	—	—	6	25	—
Total other expenses	3,761	3,199	4,519	4,044	2,337
Income (loss) before provision for income taxes	2,664	1,963	(9,318)	(3,059)	369
Provision for income taxes	861	839	699	656	622
Net income (loss)	$1,803	$1,124	$(10,017)	$(3,715)	$(253)

Earnings per share:(1)
Basic and diluted	$0.09	$0.06	$(0.58)	$(0.30)	$(0.02)
Weighted average shares outstanding:(1)
Basic	19,434,622	19,344,896	17,409,673	12,561,414	12,561,414
Diluted	19,586,447	19,552,708	17,409,673	12,561,414	12,561,414

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$26,064	$26,253	$17,753	$10,924	$7,796
Net cash used in investing activities	(41,107)	(38,295)	(40,080)	(28,242)	(21,283)
Net cash provided by financing activities	1,405	1,783	50,568	16,017	15,130

Balance Sheet Data:
Cash and cash equivalents	$5,493	$19,131	$29,390	$1,149	$2,450
Property and equipment, net	162,033	131,819	103,945	78,629	48,215
Total assets	215,219	197,994	178,661	120,064	90,716
Total debt(2)	29,913	28,653	23,568	61,650	38,201
Total stockholders' equity	129,966	124,956	121,269	33,579	37,220

	Fiscal Year Ended
	December 26, 2016	December 28, 2015	December 29, 2014	December 30, 2013	December 31, 2012

	(Dollars in thousands)
Other Operating Data:
Company-owned restaurants at end of period	201	163	129	94	67
Franchise restaurants at end of period	3	3	3	8	8
Company-owned:
Average unit volume	$1,541	$1,556	$1,501	$1,470	$1,421
Comparable restaurant sales growth	4.0%	6.3%	6.7%	6.9%	13.4%
Restaurant contribution(3)	$55,204	$47,863	$34,194	$23,095	$16,945
as a percentage of restaurant sales	20.0%	21.1%	20.0%	20.0%	21.5%
Adjusted EBITDA(4)	$25,140	$22,339	$15,784	$10,899	$9,153
as a percentage of revenue	9.1%	9.9%	9.2%	9.4%	11.5%
Capital expenditures	$45,845	$38,403	$31,102	$28,267	$15,462

(1) Earnings per common share gives effect to (i) the distribution of 12,561,414 shares of our common stock previously held by Zoe's Investors, LLC to its members in connection with the IPO, (ii) the 125,614.14-for-1 stock split of our common stock, which was effected in connection with the IPO; and (iii) the issuance of 6,708,332 shares of our common stock in the IPO, as if each of these events had occurred on December 28, 2010. See Note 14 of our consolidated financial statements.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for 2016, 2015, 2014, 2013 and 2012:

	Fiscal Year Ended
	December 26, 2016	December 28, 2015	December 29, 2014	December 30, 2013	December 31, 2012

		(Dollars in thousands)
Adjusted EBITDA:
Net income (loss), as reported	$1,803	$1,124	$(10,017)	$(3,715)	$(253)
Depreciation and amortization	16,059	13,006	10,473	7,463	4,870
Interest expense	3,848	3,270	3,535	4,019	2,337
Provision for income taxes	861	839	699	656	622
EBITDA	22,571	18,239	4,690	8,423	7,576
Asset disposals and loss on interest cap(1)	355	325	150	200	240
Management and consulting fees(2)	—	—	113	264	295
Equity-based compensation expense(3)	—	—	6,111	74	125
Loss on extinguishment of debt(4)	—	—	978	—	—
Pre-opening costs(5)	2,214	2,554	2,109	1,938	917
Casualty loss(6)	—	353	—	—	—
Offering related expenses(7)	—	—	1,463	—	—
Executive transition costs(8)	—	868	—	—	—
Executive relocation expenses(9)	—	—	170	—	—
Adjusted EBITDA	$25,140	$22,339	$15,784	$10,899	$9,153

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
(6) Represents write-off of long-lived assets associated with a restaurant in Columbia, South Carolina damaged by a hurricane in 2015 and reopened in 2016.
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
We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 204 restaurants in 20 states as of December 26, 2016, including three franchise restaurants. We opened 38 Company-owned restaurants in 2016, and we plan to open 38 to 40 Company-owned restaurants in 2017. We expect to double our restaurant base in the next four years. We believe we are well positioned for future growth with a developed infrastructure capable of supporting a restaurant base that is greater than our existing footprint. Additionally, we believe we have an opportunity to optimize costs and enhance our profitability as we benefit from economies of scale.
Growing sales and traffic in the restaurant sector continues to be a challenge. This challenge is due to a number of factors including increasing competition, heavy discounting in the casual dining industry, and recent macroeconomic pressures such as escalating cost of living and slower wage growth, among other factors. These macroeconomic pressures can reduce the availability of our guests' discretionary spending for restaurant visits. In response to these factors we have completed a number of significant initiatives which we believe will help us drive profitable sales and traffic growth and improve the guest experience in our restaurants. For example, we continue to invest in and build our infrastructure foundation, improve our labor model, drive cost savings in our supply chain and otherwise further drive efficiencies in our business.  We believe these initiatives will enhance the guest experience and ultimately drive sales. We are committed to strategies and initiatives that are centered on long-term sales and profit growth while simultaneously enhancing the guest experience.  These strategies are intended to differentiate us from the competition, reduce the costs associated with managing our restaurants, and establish a strong presence for our brand in key markets in the United States. There can be no assurance that our strategies and initiatives will be successful solutions to the current challenges.
Key Events
Franchise Acquisitions.    In January 2014, we acquired two franchise restaurants, with one located in Mobile, Alabama and one located in Destin, Florida; and in November 2014, we acquired from our Louisiana franchisee three franchise restaurants, two restaurants under development, and area development rights in Louisiana.
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
Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for 18 periods or longer. As of December 26, 2016, December 28, 2015 and December 29, 2014, there were 150, 116 and 81 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
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
The following table shows our quarterly comparable restaurant sales growth since 2014:

	Fiscal 2014				Fiscal 2015				Fiscal 2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	5.7%	7.5%	5.9%	7.8%	7.7%	5.6%	4.5%	7.7%	8.1%	4.0%	2.4%	0.7%
Comparable Restaurants	63	70	78	81	94	105	111*	116	126	134	143	150

*Adjusted from number disclosed in 2015 annual report for one restaurant in Columbia, SC temporarily closed due to flooding from a hurricane at the end Q3-2015.

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
Number of New Restaurant Openings
The number of Company-owned restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new Company-owned restaurants, we incur pre-opening costs. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 12 to 24 weeks of operation, at which time the restaurant's sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers' limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our Company-owned and franchise restaurant base for the fiscal years ended December 26, 2016, December 28, 2015 and December 29, 2014:

	Fiscal Year Ended
	December 26, 2016	December 28, 2015	December 29, 2014
Company-Owned Restaurant Base
Beginning of period	163	129	94
Openings	38	34	30
Franchisee acquisitions	—	—	5
Restaurants at end of period	201	163	129
Franchise Restaurant Base
Beginning of period	3	3	8
Openings	—	—	—
Franchisee acquisitions	—	—	(5)
Restaurants at end of period	3	3	3
Total restaurants	204	166	132
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
Casualty loss.    Casualty loss consists of the the non-cash loss recognized on the write-off of long-lived assets.
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

	Fiscal Year Ended
	December 26, 2016	December 28, 2015	December 29, 2014
Revenue:
Restaurant sales	99.9%	99.9%	99.7%
Royalty fees	0.1%	0.1%	0.3%
Total revenue	100.0%	100.0%	100.0%
Operating expenses(1):
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	30.3%	31.2%	33.2%
Labor	29.4%	28.6%	28.2%
Store operating expenses	20.3%	19.1%	18.6%
General and administrative expenses	11.0%	11.8%	15.6%
Depreciation	5.2%	5.0%	5.2%
Amortization	0.6%	0.7%	0.9%
Pre-opening costs	0.8%	1.1%	1.2%
Casualty loss	—	0.2%	—
Loss from disposal of equipment	0.1%	0.1%	0.1%
Total operating expenses	97.7%	97.7%	102.8%
Income (loss) from operations	2.3%	2.3%	(2.8)%
Other income and expenses:
Interest expense, net	1.4%	1.4%	2.1%
Other income	0.0%	0.0%	—
Loss on extinguishment of debt	—	—	0.6%
Loss on interest cap	—	—	0.0%
Total other expenses	1.4%	1.4%	2.6%
Income (loss) before provision (benefit) for income taxes	1.0%	0.9%	(5.4)%
Provision for income taxes	0.3%	0.4%	0.4%
Net income (loss)	0.7%	0.5%	(5.8)%

(1) As a percentage of restaurant sales.

Fifty-two Weeks Ended December 26, 2016 Compared to Fifty-two Weeks Ended December 28, 2015
The following table presents selected consolidated comparative results of operations from our audited consolidated financial statements for the fifty-two weeks ended December 26, 2016 compared to the fifty-two weeks ended December 28, 2015:

	Fiscal Year Ended
			Increase / (Decrease)
	December 26, 2016	December 28, 2015
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$275,756	$226,354	$49,402	21.8%
Royalty fees	207	203	4	2.0%
Total revenue	275,963	226,557	49,406	21.8%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	83,502	70,518	12,984	18.4%
Labor	81,129	64,756	16,373	25.3%
Store operating expenses	55,921	43,217	12,704	29.4%
General and administrative expenses	30,358	26,666	3,692	13.8%
Depreciation	14,453	11,368	3,085	27.1%
Amortization	1,606	1,638	(32)	(2.0)%
Pre-opening costs	2,214	2,554	(340)	(13.3)%
Casualty loss	—	353	(353)	*
Loss from disposal of equipment	355	325	30	9.2%
Total operating expenses	269,538	221,395	48,143	21.7%
Income (loss) from operations	6,425	5,162	1,263	24.5%
Other income and expenses:
Interest expense, net	3,848	3,270	578	17.7%
Other income	(87)	(71)	(16)	22.5%
Total other expenses	3,761	3,199	562	17.6%
Loss before provision for income taxes	2,664	1,963	701	35.7%
Provision for income taxes	861	839	22	2.6%
Net income (loss)	$1,803	$1,124	$679	60.4%

* Not meaningful.
Restaurant sales.    The following table summarizes the growth in restaurant sales from 2015 to 2016:

(in thousands)	Net Sales
Restaurant sales for 2015	$226,354
Incremental restaurant sales increase due to:
Comparable restaurant sales	8,139
Restaurants not in comparable restaurant base	41,263
Restaurant sales for 2016	$275,756
Restaurant sales increased by $49.4 million, or 21.8%, in 2016 compared to 2015. Restaurants not in the comparable restaurant base accounted for $41.3 million of this increase. The balance of the growth was due to an increase in comparable restaurant sales of $8.1 million, or 4.0%, in 2016, comprised of a 1.3% increase in transactions and product mix combined with a 2.7% increase in price.

Royalty fees.    Royalty fees remained flat, at $0.2 million, in 2016 compared to 2015 as both years were comprised of the same three franchise locations.
Cost of sales.    Cost of sales increased $13.0 million in 2016 compared to 2015, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 31.2% in 2015 to 30.3% in 2016. This decrease was primarily driven by lower raw material costs in poultry, paper products and produce.
Labor.    Labor increased by $16.4 million in 2016 compared to 2015, due primarily to opening 38 new Company-owned restaurants in 2016. As a percentage of restaurant sales, labor increased from 28.6% in 2015 to 29.4% in 2016. The increase was primarily driven by an increase in wage rates and benefit costs as well as the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes.
Store operating expenses.    Store operating expenses increased by $12.7 million in 2016 compared to 2015, due primarily to opening 38 new Company-owned restaurants in 2016. As a percentage of restaurant sales, store operating expense increased from 19.1% in 2015 to 20.3% in 2016. The increase was primarily attributable to the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes as well as increased costs related to in-store technology investments.
General and administrative expenses.    General and administrative expenses increased by $3.7 million in 2016 compared to 2015. As a percentage of revenue, general and administrative expenses decreased from 11.8% in 2015 to 11.0% in 2016. The decrease was primarily driven by executive transitions costs of $0.9 million in the prior year and a decrease in our variable incentive compensation offset by increased corporate payroll and benefit costs associated with supporting our increased number of restaurants, incremental compliance costs and increased non-cash equity-based compensation due to headcount growth.
Depreciation.    Depreciation increased by $3.1 million in 2016 compared to 2015, due primarily to opening 38 new Company-owned restaurants in 2016. As a percentage of revenue, depreciation increased from 5.0% in 2015 to 5.2% in 2016.
Amortization.    Amortization remained flat in 2016 compared to 2015.
Pre-opening costs.    Pre-opening costs decreased by $0.3 million in 2016 compared to 2015. As a percentage of revenue, pre-opening costs decreased from 1.1% in 2015 to 0.8% in 2016. The decrease was driven by improved project management and better control of pre-opening expenses.
Casualty loss. During 2015, we recognized a $0.4 million write-off of long-lived assets associated with a restaurant in Columbia, South Carolina affected by extreme flooding resulting from Hurricane Joaquin. We reopened the restaurant in May of 2016 in the same location.
Loss from disposal of equipment.    Loss from disposal of equipment increased $0.1 million in 2016 compared to 2015.
Interest expense.    Interest expense increased by $0.6 million in 2016 compared to 2015, due primarily to increased interest from deemed landlord financing.
Provision for income taxes.    Provision for income taxes increased $0.1 million in 2016 compared to 2015. Tax expense for the year typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.

Fifty-two Weeks Ended December 28, 2015 Compared to Fifty-two Weeks Ended December 29, 2014
The following table presents selected consolidated comparative results of operations from our audited consolidated financial statements for the fifty-two weeks ended December 28, 2015 compared to the fifty-two weeks ended December 29, 2014:

	Fiscal Year Ended
			Increase / (Decrease)
	December 28, 2015	December 29, 2014
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$226,354	$171,256	$55,098	32.2%
Royalty fees	203	477	(274)	(57.4)%
Total revenue	226,557	171,733	54,824	31.9%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	70,518	56,843	13,675	24.1%
Labor	64,756	48,300	16,456	34.1%
Store operating expenses	43,217	31,919	11,298	35.4%
General and administrative expenses	26,666	26,744	(78)	(0.3)%
Depreciation	11,368	8,900	2,468	27.7%
Amortization	1,638	1,573	65	4.1%
Pre-opening costs	2,554	2,109	445	21.1%
Casualty loss	353	—	353	*
Loss from disposal of equipment	325	144	181	125.7%
Total operating expenses	221,395	176,532	44,863	25.4%
Income (loss) from operations	5,162	(4,799)	9,961	(207.6)%
Other expenses:
Interest expense, net	3,270	3,535	(265)	(7.5)%
Other income	(71)	—	(71)	*
Loss on extinguishment of debt	—	978	(978)	*
Loss on interest cap	—	6	(6)	*
Total other expenses	3,199	4,519	(1,320)	(29.2)%
Loss before provision for income taxes	1,963	(9,318)	11,281	*
Provision for income taxes	839	699	140	20.0%
Net income (loss)	$1,124	$(10,017)	$11,141	(111.2)%

* Not meaningful.

Restaurant sales.    The following table summarizes the growth in restaurant sales from 2014 to 2015:

(in thousands)	Net Sales
Restaurant sales for 2014	$171,256
Incremental restaurant sales increase due to:
Comparable restaurant sales	9,642
Restaurants not in comparable restaurant base	45,456
Restaurant sales for 2015	$226,354
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
Store operating expenses.    Store operating expenses increased by $11.3 million in 2015 compared to 2014, due primarily to opening 34 new Company-owned restaurants in 2015. As a percentage of restaurant sales, store operating expense increased from 18.6% in 2014 to 19.1% in 2015. The increase in store operating expenses percentage was primarily attributable to higher repair and maintenance costs and occupancy expense from lower sales leverage on new stores, offset by lower store supplies costs and store marketing initiatives.
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
We define Adjusted EBITDA as EBITDA plus equity-based compensation expense, management and consulting fees, asset disposals, loss on interest cap, loss on extinguishment of debt, non- capitalized offering related expenses, executive transition and relocation expenses, casualty loss and pre-opening costs. EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are not required by, or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for 2016, 2015 and 2014:

	Fiscal Year Ended
	December 26, 2016	December 28, 2015	December 29, 2014

	(Dollars in thousands)
Adjusted EBITDA:
Net income (loss), as reported	$1,803	$1,124	$(10,017)
Depreciation and amortization	16,059	13,006	10,473
Interest expense, net	3,848	3,270	3,535
Provision for income taxes	861	839	699
EBITDA	22,571	18,239	4,690
Asset disposals and loss on interest cap(1)	355	325	150
Management and consulting fees(2)	—	—	113
Equity-based compensation expense(3)	—	—	6,111
Loss on extinguishment of debt(4)	—	—	978
Pre-opening costs(5)	2,214	2,554	2,109
Casualty loss(6)	—	353	—
Offering related expenses(7)	—	—	1,463
Executive transition costs(8)	—	868	—
Executive relocation expenses(9)	—	—	170
Adjusted EBITDA	$25,140	$22,339	$15,784

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
(6) Represents write-off of long-lived assets associated with a restaurant in Columbia, South Carolina damaged by a hurricane in 2015 and reopened in 2016.
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
We believe that cash and cash equivalents, expected cash flow from operations and projected draws on our 2015 Credit Facility in 2017 are adequate to fund our operating lease obligations, capital expenditures and working capital obligations for the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. See "Item 1A - Risk Factors—Risks Related to Our Business and Industry."
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
The following table summarized consolidated state of cash flow data for 2016, 2015 and 2014:

	Fiscal Year Ended(1)
	December 26, 2016	December 28, 2015	December 29, 2014

	(Dollars in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$26,064	$26,253	$17,753
Net cash used in investing activities	(41,107)	(38,295)	(40,080)
Net cash provided by financing activities	1,405	1,783	50,568

(1) Our fiscal year consists of 52- or 53-weeks ending on the last Monday of December. All fiscal years presented are 52 weeks.

Cash Flows Provided by Operating Activities
Net cash provided by operating activities decreased to $26.1 million in 2016 from $26.3 million in 2015 and increased from $17.8 million in 2014. Net cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.
Net cash provided by operating activities in 2016 consisted primarily of net income adjusted for non-cash expenses and an increase in deferred rent offset by an increase in trade and other accounts receivable. The increase in deferred rent was primarily related to new store openings. The increase in trade and other accounts receivable is primarily related to timing of tenant improvement collections and clearing of credit card accounts receivable due to bank closures.
Net cash provided by operating activities in 2015 consisted primarily of net income adjusted for non-cash expenses and an increase in accrued expenses and other and deferred rent. The increase in accrued expenses and other was primarily related to timing of new restaurant openings and several general and administrative expenses. The increase in deferred rent was primarily related to new store openings.
Net cash provided by operating activities in 2014 consisted primarily of net loss adjusted for non-cash expenses, including charges related to accelerated vesting of stock and stock options in connection with our IPO, and increases in accounts payable, accrued expenses and other and deferred rent. The increase in accounts payable and accrued expenses and other was primarily due to the timing of new restaurant openings and several general and administrative expenses. The increase in deferred rent was primarily related to new store openings.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased to $41.1 million in 2016 from $38.3 million in 2015. The increase was primarily related to construction costs for 38 new Company-owned restaurants opened in 2016 compared to 34 new Company-owned restaurants opened in 2015, as well as capital expenditures for in-store technology investments and maintaining existing restaurants. This is offset by proceeds from two sale-leaseback transactions.
Net cash used in investing activities decreased to $38.3 million in 2015 from $40.1 million in 2014. The decrease was primarily related to our acquisition of five franchise restaurants in 2014 offset by construction costs for 34 new Company-owned restaurants opened in 2015 compared to 30 new Company-owned restaurants opened in 2014, as well as capital expenditures for future restaurant openings, maintaining our existing restaurants, and certain other projects.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities decreased to $1.4 million in 2016 from $1.8 million in 2015, primarily due to less proceeds from the exercise of stock options and deemed landlord financing.
Cash flows provided by financing activities decreased to $1.8 million in 2015 from $50.6 million in 2014, primarily due to a $91.0 million decrease in net proceeds from the sale of common stock in our IPO offset by a $41.1 million increase in the change in net payments on the 2011 Credit Facility which was repaid in full following the IPO in 2014.

Credit Facility
On April 16, 2014, we repaid all outstanding borrowings under the 2011 Credit Facility with a portion of the proceeds from our IPO and subsequently terminated the related credit agreement.

On February 6, 2015, we entered into a credit facility with Wells Fargo Bank, National Association (the "2015 Credit Facility"). The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of December 26, 2016, we had no indebtedness under the 2015 Credit Facility; however, we expect to incur indebtedness under the 2015 Credit Facility in fiscal 2017 primarily to Fund restaurant expansion.

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
The 2015 Credit Facility includes specific financial covenants such as a leverage ratio and an interest coverage ratio. We are also subject to other customary covenants, including limitations on additional borrowings, dividend payments and acquisitions. As of December 26, 2016, we were in compliance with these financial and other customary covenants.

Each domestic subsidiary of the Company unconditionally guarantees all existing and future indebtedness and liabilities arising under the 2015 Credit Facility. The 2015 Credit Facility is unsecured and includes customary representations, warranties and covenants.
Contractual Obligations
The following table presents our commitments and contractual obligations as of December 26, 2016, as well as our long-term obligations:

	Payments Due by Period
	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years

	(Dollars in thousands)
Operating lease obligations(1)	$318,671	$17,197	$35,100	$36,030	$230,344
Deemed landlord financing(2)	96,226	4,531	9,662	9,963	72,070
Total	$414,897	$21,728	$44,762	$45,993	$302,414

(1) Includes base lease terms and certain optional renewal periods that are included in the lease term in accordance with accounting guidance related to leases.
(2) Includes base lease terms and certain optional renewal periods for restaurant locations where we have been deemed to be the accounting owner of the landlord's shell that are included in the lease term in accordance with accounting guidance related to leases. Amounts include minimum rental payments for six leases under construction as of December 26, 2016 where we are deemed the accounting owner. Final classification of lease payments as deemed landlord financing or operating leases is subject to change pending sale leaseback analysis performed at the store opening date.

Off-Balance Sheet Arrangements
At December 26, 2016, we did not have any off-balance sheet arrangements, except for restaurant leases.

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
Once construction is complete, we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the landlord's assets and associated financing obligations from the consolidated balance sheet. In certain leases, we maintain various forms of "continuing involvement" in the property, thereby precluding us from derecognizing the asset and associated financing obligations following the construction completion. In those cases, we will continue to account for the asset as if we are the legal owner, and the financing obligation similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits derecognition. Once derecognition is permitted we would be required to account for the lease as either operating or capital in accordance with ASC 840.
We determined that we were the accounting owner of a total of 44 and 43 leased buildings as a result of the application of build-to-suit lease accounting as of December 26, 2016 and December 28, 2015, respectively. There were six and nine of these buildings under construction as of December 26, 2016 and December 28, 2015, respectively. In order to minimize how often we are deemed the accounting owner for future leases or ensuring that those that do so will qualify for de-recognition once construction is complete, we are taking measures to ensure that our lease language does not include any forms of continuing involvement.
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
Royalty Fee Accounting
Royalties are recognized as revenue when earned. Our franchise agreement requires the franchisees to remit continuing royalty fees at a specified percentage of the franchisee's gross sales.
Valuation of Goodwill, Long-Lived and Other Intangible Assets
Goodwill represents the excess of the purchase price of the acquired businesses over the fair value of the assets acquired and liabilities assumed resulting from the acquisition. In accordance with the provisions of ASC 350—Intangibles—Goodwill and Other, goodwill and indefinite lived intangible assets acquired in a purchase business combination are not amortized, but instead tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof. For purposes of applying ASC 350, we have identified a single reporting unit, as that term is defined in ASC 350, to which goodwill is attributable. We prepared our annual impairment testing of goodwill on the last day of the fiscal year and determined that the fair value of our reporting unit containing goodwill substantially exceeded its carrying value as of December 26, 2016.
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
We recognized no impairment losses during the years ended December 26, 2016, December 28, 2015 and December 29, 2014.
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
Tax liabilities are adjusted as new, previously unknown information becomes available. Due to the inherent uncertainty involved in estimation of tax liability, actual payment could be materially different from the estimated liability. These differences will impact the amount of income tax expense recorded in the period in which they are determined. Although we consider tax liabilities recorded for the years ended December 26, 2016, December 28, 2015 and December 29, 2014 to be appropriate, the ultimate resolution of such matters could have a potentially material favorable or unfavorable impact on our consolidated financial statements.
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
Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates on our investments and debt, as applicable. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 26, 2016, we had $7.5 million in investments and interest-bearing cash accounts that earned a weighted average interest rate of 0.2%.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a) Disclosure Controls and Procedures
Disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to a registrant’s management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures. We evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 26, 2016, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on management’s assessment, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2016.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on this assessment, management concluded that as of December 26, 2016, the Company’s internal control over financial reporting was effective.
Deloitte and Touche LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 26, 2016 as stated in their report which appears herein.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 26, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: February 23, 2017
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

Name	Title	Date

/s/ Kevin Miles
Kevin Miles	Director, President and Chief Executive Officer	February 23, 2017

/s/ Sunil Doshi
Sunil Doshi	Chief Financial Officer (Principal Financial Officer)	February 23, 2017

/s/ James Besch
James Besch	Vice President of Accounting (Principal Accounting Officer)	February 23, 2017

/s/ Rahul Aggarwal
Rahul Aggarwal	Director	February 23, 2017

/s/ Cordia Harrington
Cordia Harrington	Director	February 23, 2017

/s/ Alec Taylor
Alec Taylor	Director	February 23, 2017

/s/ Thomas Baldwin
Thomas Baldwin	Director	February 23, 2017

/s/ Sue Collyns
Sue Collyns	Director	February 23, 2017

/s/ Greg Dollarhyde
Greg Dollarhyde	Chairman of the Board, Director	February 23, 2017

Exhibit Index

Exhibit No.	Description

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

10.6	Form of Zoe's Kitchen, Inc. Non-Employee Director Compensation Policy (incorporated by reference to our Form 10-K filed on February 25, 2016)
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

10.14	Transition Agreement between Zoe’s Kitchen, Inc. and Jason Morgan dated August 12, 2015 (incorporated by reference to our Form 10-Q filed on August 27, 2015)
10.15	Severance Agreement between Sunil Doshi and Zoe’s Kitchen, Inc. dated September 25, 2015 (incorporated by reference to our Form 8-K filed on September 28, 2015)
10.16	Form of Change in Control and Severance Agreement applicable to executive officers of Zoe's Kitchen, Inc. (incorporated by reference to our Form 10-K filed on February 25, 2016)
10.17	Amended Employment Agreement between Kevin Miles and Zoe's Kitchen, Inc. dated February 25, 2016 (incorporated by reference to our Form 10-K filed on February 25, 2016)
10.18	Amended Severance Agreement between Sunil Doshi and Zoe's Kitchen, Inc. dated February 25, 2016 (incorporated by reference to our Form 10-K filed on February 25, 2016)
16.1	Letter from PricewaterhouseCoopers LLC to the SEC dated April 15, 2016 (incorporated by reference to our Form 8-K filed on April 15, 2016)
21.1	List of Subsidiaries of Zoe's Kitchen, Inc. (incorporated by reference to our Form 10-K filed on February 25, 2016)

23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of Deloitte LLP
24.1*	Power of Attorney (included on the signature page to this report)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Exhibit No.	Description
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

Zoe's Kitchen, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Zoe’s Kitchen, Inc.
Plano, Texas
We have audited the accompanying consolidated balance sheet of Zoe’s Kitchen, Inc. and subsidiaries (the "Company") as of December 26, 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 26, 2016. We also have audited the Company's internal control over financial reporting as of December 26, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoe’s Kitchen, Inc. and subsidiaries as of December 26, 2016, and the results of their operations and their cash flows for the year ended December 26, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 23, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Zoe’s Kitchen, Inc.

In our opinion, the consolidated balance sheet as of December 28, 2015 and the related consolidated statements of operations, of stockholders’ equity, and of cash flows for each of the two years in the period ended December 28, 2015 present fairly, in all material respects, the financial position of Zoe’s Kitchen, Inc. and its subsidiaries as of December 28, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 28, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 25, 2016

Zoe's Kitchen, Inc and Subsidiaries
Consolidated Balance Sheets
December 26, 2016 and December 28, 2015
(in thousands, except share and per share data)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$5,493	$19,131
Trade accounts receivable, net of allowance for doubtful accounts	2,287	853
Other accounts receivable	3,708	1,305
Inventories	1,878	1,660
Prepaid expenses and other	1,818	1,526
Assets held for sale	—	2,128
Total current assets	15,184	26,603
Property and equipment, net	162,033	131,819
Goodwill	29,528	29,528
Intangibles, net	7,962	9,568
Other long-term assets	512	476
Total long-term assets	200,035	171,391
Total assets	$215,219	$197,994
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,229	$6,418
Accrued expenses and other	14,260	12,918
Total current liabilities	21,489	19,336
Long-term liabilities:
Deemed landlord financing	29,777	28,415
Deferred rent	28,375	20,264
Deferred income taxes	5,476	4,743
Other long-term liabilities, net	136	280
Total long-term liabilities	63,764	53,702
Total liabilities	85,253	73,038
Commitments and Contingencies (Note 12)
Stockholders' equity:
Common stock, $0.01 par value, 135,000,000 shares authorized as of December 26, 2016 and December 28, 2015; 19,460,467 and 19,385,645 shares issued, outstanding as of December 26, 2016 and December 28, 2015, respectively	195	194
Additional paid-in capital	148,482	145,276
Accumulated deficit	(18,711)	(20,514)
Total stockholders' equity	129,966	124,956
Total liabilities and stockholders' equity	$215,219	$197,994

   The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc and Subsidiaries
Consolidated Statements of Operations
Years Ended December 26, 2016, December 28, 2015 and December 29, 2014
(in thousands, except share and per share data)

	2016	2015	2014
Revenue:
Restaurant sales	$275,756	$226,354	$171,256
Royalty fees	207	203	477
Total revenue	275,963	226,557	171,733

Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	83,502	70,518	56,843
Labor	81,129	64,756	48,300
Store operating expenses	55,921	43,217	31,919
General and administrative expenses	30,358	26,666	26,744
Depreciation	14,453	11,368	8,900
Amortization	1,606	1,638	1,573
Pre-opening costs	2,214	2,554	2,109
Casualty loss	—	353	—
Loss from disposal of equipment	355	325	144
Total operating expenses	269,538	221,395	176,532
Income (loss) from operations	6,425	5,162	(4,799)
Other income and expenses:
Interest expense, net	3,848	3,270	3,535
Other income	(87)	(71)	—
Loss on extinguishment of debt	—	—	978
Loss on interest cap	—	—	6
Total other expenses	3,761	3,199	4,519
Income (loss) before provision for income taxes	2,664	1,963	(9,318)
Provision for income taxes	861	839	699
Net income (loss)	$1,803	$1,124	$(10,017)

Earnings per share
Basic and diluted	$0.09	$0.06	$(0.58)
Weighted average shares outstanding
Basic	19,434,622	19,344,896	17,409,673
Diluted	19,586,447	19,552,708	17,409,673

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years Ended December 26, 2016, December 28, 2015 and December 29, 2014
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 30, 2013	12,561,414	$126	$45,074	$(11,621)	$33,579
Issuance of common stock in connection with the IPO, net of transaction expenses	6,708,332	67	90,970	—	91,037
Equity-based compensation	—	—	6,332	—	6,332
Proceeds from exercise of stock options	22,500	—	338	—	338
Net loss	—	—	—	(10,017)	(10,017)
Balances at December 29, 2014	19,292,246	$193	$142,714	$(21,638)	$121,269
Equity-based compensation	—	—	1,191	—	1,191
Proceeds from exercise of stock options	91,177	1	1,371	—	1,372
Shares issued from restricted stock units	2,222	—	—	—	—
Net income	—	—	—	1,124	1,124
Balances at December 28, 2015	19,385,645	$194	$145,276	$(20,514)	$124,956
Equity-based compensation	—	—	2,125	—	2,125
Proceeds from exercise of stock options	70,190	1	1,081	—	1,082
Shares issued from restricted stock units	4,632	—	—	—	—
Net income	—	—	—	1,803	1,803
Balance at December 26, 2016	19,460,467	$195	$148,482	$(18,711)	$129,966

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 26, 2016, December 28, 2015 and December 29, 2014
(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,803	$1,124	$(10,017)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,453	11,368	8,900
Amortization of intangible assets	1,606	1,638	1,573
Equity-based compensation	2,125	1,191	6,332
Deferred income taxes	753	742	606
Amortization of loan costs	23	20	77
Bad debt expense	60	48	11
Casualty loss	—	353	—
Loss from disposal of equipment	355	325	144
Loss on extinguishment of debt	—	—	978
Accretion of deemed landlord financing	308	284	219
Changes in operating assets and liabilities:
Trade accounts receivable	(1,494)	(223)	(106)
Other accounts receivable	(2,404)	(141)	23
Inventories	(218)	(378)	(347)
Prepaid expenses and other	(342)	(471)	(555)
Accounts payable	697	641	1,279
Accrued expenses and other	250	3,124	3,235
Deferred rent	8,089	6,608	5,401
Net cash provided by operating activities	26,064	26,253	17,753
Cash flows from investing activities:
Purchase of property and equipment	(45,845)	(38,403)	(31,102)
Acquisition purchase price, net of cash acquired	—	—	(9,136)
Proceeds from sale-leaseback transactions	4,663	—	—
Proceeds from sale of property and equipment	75	108	158
Net cash used in investing activities	(41,107)	(38,295)	(40,080)
Cash flows from financing activities:
Proceeds from line of credit	—	—	7,900
Payments on long-term debt	—	—	(49,300)
Proceeds from issuance of common stock, net of underwriter fees	—	—	96,314
Payment of costs associated with initial public offering	—	—	(2,538)
Purchase of common stock	—	—	(2,733)
Proceeds from deemed landlord financing	323	508	603
Proceeds from exercise of common stock	1,082	1,372	338
Payment of loan acquisition fees	—	(97)	(16)
Net cash provided by financing activities	1,405	1,783	50,568
Net change in cash and cash equivalents	(13,638)	(10,259)	28,241
Cash and cash equivalents:
Beginning of year	19,131	29,390	1,149
End of year	$5,493	$19,131	$29,390

Supplemental disclosure of cash flow information
Cash paid for interest related to long-term debt	19	16	812
Cash paid for interest related to deemed landlord financing	3,866	3,292	2,750
Non-cash deemed landlord financing	730	4,400	2,550
Change in accrued purchases of property and equipment	1,057	(555)	(691)

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 26, 2016, December 28, 2015 and December 29, 2014

1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us"), primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of December 26, 2016, we operated 201 Company-owned restaurants and three franchise restaurants in 20 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All of our assets are located in the United States.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Zoe's Kitchen USA, LLC and Soho Franchising, LLC. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements presented herein reflect our financial position, results of operations, cash flows and changes in equity in conformity with accounting principles and practices generally accepted in the United States of America ("GAAP").
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
Earnings per Share
Basic earnings per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. See Note 14 for discussion of stock split.

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
We recognized gift card breakage in restaurant sales of $0.4 million, $0.3 million and $0.2 million during the years December 26, 2016, December 28, 2015 and December 29, 2014, respectively
Royalty fee Accounting
Royalties are recognized as revenue when earned. Our franchise agreement requires the franchisees to remit continuing royalty fees at a specified percentage of the franchisee's gross sales.
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
Inventories
Inventories consist primarily of food, beverage, and paper products. All inventories are recorded at the lower of cost, as determined on a first-in, first-out ("FIFO") method, or market.
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
We recognized no impairment losses during the years ended December 26, 2016, December 28, 2015 and December 29, 2014.
Loan Costs
Loan costs are amortized on a straight-line basis over the remaining life of the debt as a component of interest expense and included in other long-term assets on our consolidated balance sheet. GAAP requires that the effective yield method be used to amortize loan financing costs; however, the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method. Loan costs related to the 2015 Credit Facility (as defined herein, see Note 8) were $0.1 million, net of accumulated amortization as of December 26, 2016 and December 28, 2015.
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
Deferred Rent
Certain leases contain annual escalation clauses based on fixed escalation terms. The excess of cumulative rent expense (recognized on the straight-line basis) over cumulative rent payments made on leases with fixed escalation terms is recognized as deferred rent liability in the accompanying balance sheets. Also included in deferred rent are tenant improvement allowances that we commonly negotiate when opening new restaurants to help fund build-out costs. These costs typically include general construction to alter the layout of the restaurant and leasehold improvements. When we are the beneficiary of each of the improvements, we capitalize the assets and record a deferred liability for the amount of cash received from the landlord, which is amortized on a straight-line basis over the lease term as defined below. If the landlord is deemed to be the owner of leasehold improvements purchased with such allowances, neither an asset nor a liability is recorded by us. The amortization of the deferred liability related to these tenant improvements is recorded as a reduction of rent expense. Tenant improvement allowances, net of amortization, totaled $18.2 million and $12.5 million as of December 26, 2016 and December 28, 2015, respectively. For leases where we are considered to be the owner of the construction project and receive tenant improvement allowances, we record these amounts received as a component of the deemed landlord financing liability. See Note 10.
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
Advertising Costs
Advertising costs are expensed as incurred and are included in general and administrative and store operating expenses on the consolidated statement of operations. Advertising costs for the years ended December 26, 2016, December 28, 2015 and December 29, 2014 were $0.07 million, $0.04 million and $0.07 million, respectively.
Pre-opening Costs
Pre-opening costs primarily consist of new employee training, initial print materials, marketing, payroll expenses and rent incurred in connection with new restaurant openings and are expensed as incurred. For the years ended December 26, 2016, December 28, 2015 and December 29, 2014, pre-opening costs were $2.2 million, $2.6 million and $2.1 million, respectively.
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

Recently Issued Accounting Standards
In January 2017, the FASB issued Accounting Standard Update ("ASU") No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment test. Under the new standard, annual and interim goodwill impairment tests will compare the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill. The pronouncement is effective for goodwill impairments tests in fiscal years beginning after December 15, 2019 and should will be applied on a prospective basis. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. We are currently evaluating the impact of adopting this update.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash payments,” which provides specific guidance regarding presentation and classification on a variety of cash payments and receipts. Among the issues addressed is the classification of proceeds from the settlement of insurance claims. This pronouncement is effective for reporting periods beginning after December 15, 2017 and early adoption is permitted. We do not expect the adoption of ASU 2016-15 to have a material impact on our financial position or results of operations.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” The pronouncement was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. We do not expect the adoption of ASU 2016-09 to have a material impact on our financial position or results of operations.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Previous lease accounting did not require certain lease types to be recognized on the balance sheet. This update is an amendment to the codification and is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years applied using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our financial position and results of operations, but expect that it will result in a significant increase in our long-term assets and liabilities given we have a significant number of leases. In addition, rental payments under most of our leases for which we are the accounting owner will no longer be considered debt service applied to deemed landlord financing and interest expense. Instead, these rental payments will be classified as rent expense.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for adoption. The update is now effective for reporting periods beginning after December 15, 2017. In March 2016, April 2016 and May 2016, the FASB also issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively, to further clarify performance obligations and licensing implementation guidance and other general topics. We expect to adopt the new standard using the modified retrospective approach for the fiscal year and quarter beginning December 26, 2017. We do not expect the adoption to have an impact on revenue from Company-owned restaurants or the recognition of royalty fees from our franchise agreement. In addition, we do not expect a material impact related to recognition of gift card breakage.

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

Cash	$2
Inventories	19
Prepaid rent	20
Property, plant and equipment	1,242
Deposits	10
Favorable leases	356
Reacquired rights	1,125
Goodwill	5,302
Accrued expenses	(50)
Royalties payable	(33)
Total purchase price	$7,993

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

Cash	$2
Inventories	15
Property, plant and equipment	167
Reacquired rights	91
Goodwill	892
Accounts payable	(3)
Royalties payable	(17)
Total purchase price	$1,147
The pro forma impact of the acquisition and the current period results are not presented as it is not considered material to our consolidated financial statements.

3. Assets Held for Sale
The following summarizes the financial statement carrying amounts of assets and liabilities associated with the restaurants classified as held for sale (in thousands):

	2016	2015
Land	$—	$807
Leasehold improvements	—	1,321
Total Assets held for sale	$—	$2,128
As of December 28, 2015, the Company had reached an agreement to sell a parcel of land and certain leasehold improvements. The sale excludes all personal property and non-structural improvements related to the property. The Company classifies assets as held for sale and ceases depreciation of the assets when those assets meet the held for sale criteria, as defined in GAAP.
4. Property and Equipment
Property and equipment consists of the following at December 26, 2016 and December 28, 2015 (in thousands):

	2016	2015
Buildings under deemed landlord financing	$23,830	$23,100
Leasehold improvements	125,666	96,276
Machinery and equipment	32,566	23,894
Furniture and fixtures	6,604	5,150
Automobiles	4,019	3,985
Computer equipment	9,848	6,421
Construction in progress	6,256	6,805
Total property and equipment, gross	208,789	165,631
Less: Accumulated depreciation	(46,756)	(33,812)
Total property and equipment, net	$162,033	$131,819
Depreciation expense was $14.5 million, $11.4 million and $8.9 million for the years ended December 26, 2016, December 28, 2015 and December 29, 2014, respectively.
As a result of the application of build-to-suit lease guidance contained in ASC 840, Leases, we have determined that we are the accounting owner of a total of 44 and 43 landlord shell buildings under deemed landlord financing as of December 26, 2016 and December 28, 2015, respectively. There were six and nine of these buildings under construction as of December 26, 2016 and December 28, 2015, respectively. We have recorded these as buildings under deemed landlord financing in the table above. We capitalize the landlord's estimated construction costs of the shell building. See Note 10 for additional information.
We capitalize internal payroll and travel costs directly related to the successful development, design and construction of our new restaurants. Capitalized internal payroll and travel costs were $0.7 million, $0.6 million and $0.3 million for the years ended December 26, 2016, December 28, 2015 and December 29, 2014, respectively.

5. Goodwill
The following is a reconciliation of the beginning and ending balances of the Company's goodwill at December 26, 2016 and December 28, 2015 (in thousands):

Balance December 29, 2014	$29,528
Additions, disposals and impairment	—
Balance December 28, 2015	$29,528
Additions, disposals and impairment	—
Balance December 26, 2016	$29,528

6. Intangible Assets
Intangible assets are summarized in the following tables as of December 26, 2016 and December 28, 2015 (in thousands):

	2016
	Gross Carrying Amount	Accumulated Amortization	Net
Trade name	$10,000	$(4,583)	$5,417
Favorable leases	355	(50)	305
Reacquired rights	6,620	(4,380)	2,240
Total intangible assets	$16,975	$(9,013)	$7,962

	2015
	Gross Carrying Amount	Accumulated Amortization	Net
Trade name	$10,000	$(4,083)	$5,917
Favorable leases	355	(26)	329
Reacquired rights	6,712	(3,390)	3,322
Total intangible assets	$17,067	$(7,499)	$9,568
Estimated amortization expense for the five succeeding years and the aggregate thereafter is (in thousands):

	Trade Name	Favorable Leases	Reacquired Rights	Total
2017	$500	$23	$956	$1,479
2018	500	23	548	1,071
2019	500	23	353	876
2020	500	23	203	726
2021	500	23	156	679
Thereafter	2,917	190	24	3,131
Total	$5,417	$305	$2,240	$7,962

7. Accrued Expenses and Other
Accrued expenses and other consisted of the following at December 26, 2016 and December 28, 2015 (in thousands):

	2016	2015
Accrued payroll and payroll taxes	$5,448	$5,365
Accrued capital purchases	2,347	1,403
Sales tax payable	1,218	1,274
Gift card payable	1,200	1,121
Other accrued expenses	4,047	3,755
Total accrued expenses and other	$14,260	$12,918

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
On February 6, 2015, we entered into a credit facility with Wells Fargo Bank, National Association (the "2015 Credit Facility"). The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of December 26, 2016, we had no indebtedness under the 2015 Credit Facility.
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
The 2015 Credit Facility includes specific financial covenants such as a leverage ratio and an interest coverage ratio. We are also subject to other customary covenants, including limitations on additional borrowings, dividend payments and acquisitions. As of December 26, 2016, we were in compliance with these financial and other customary covenants.
9. Income Taxes
Our income tax provision for the years ended December 26, 2016, December 28, 2015 and December 29, 2014 consists of the following (in thousands):

	2016	2015	2014
Current
Federal	$—	$—	$—
State	128	97	93
Subtotal Current	128	97	93
Deferred
Federal	665	660	569
State	68	82	37
Subtotal Deferred	733	742	606
Total income tax provision	$861	$839	$699

Total income tax expense differed from the amount which would have been provided by applying the statutory federal income tax rate of 35% to earnings before taxes as follows (in thousands):

	2016	2015	2014
Income tax expense (benefit) at federal statutory rate	$932	$687	$(3,277)
State income taxes	138	129	(238)
Increase (decrease) in valuation allowance	(370)	(68)	2,323
Equity-based compensation	—	—	1,701
Deferred taxes	83	30	147
Meals and entertainment	78	61	43
Total income tax provision	$861	$839	$699

Significant components of our deferred tax assets and liabilities at December 26, 2016 and December 28, 2015 are as follows:

	2016	2015
Non-current:
Deferred tax assets:
Net operating loss	$6,045	$6,351
Landlord contributions	8,644	6,354
Deferred rent	3,474	2,157
Stock compensation	1,391	784
Deemed landlord financing	9,522	8,541
Charitable contributions	94	108
Deferred revenue	455	426
Depreciation	236	151
Other	223	56
Valuation allowance	(8,831)	(9,201)
Deferred tax liabilities:
Goodwill	5,476	4,743
Property and equipment	21,253	15,727
Net deferred tax liabilities, non-current	5,476	4,743
Total net deferred tax liabilities	$5,476	$4,743

Due to our early adoption of ASU 2015-17 on a prospective basis all deferred taxes are presented as non-current as of December 26, 2016 and December 28, 2015. ASC 740 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. We have established a valuation allowance of $8.8 million and $9.2 million as of December 26, 2016 and December 28, 2015, respectively, against our net deferred tax assets due to the fact that it is not more likely than not that there will be sufficient taxable income in the future when the temporary differences are deductible.

A rollforward of activity in the valuation allowances follows:

Balance at December 30, 2013	$6,947
Addition to valuation allowance	2,323
Deductions	—
Balance at December 29, 2014	9,270
Addition to valuation allowance	—
Deductions	(69)
Balance at December 28, 2015	9,201
Addition to valuation allowance	—
Deductions	(370)
Balance at December 26, 2016	$8,831

We have recorded a full valuation allowance for the net amount of the deferred tax assets which are in excess of the indefinite-lived intangible asset deferred tax liabilities. The indefinite-lived intangible asset deferred tax liability in the amount of $5.5 million and $4.7 million as of December 26, 2016 and December 28, 2015, respectively, related to the book-tax basis difference in goodwill has not been netted against the deferred tax assets due to the uncertainty inherent in the reversal of this deferred tax liability.
At December 26, 2016, we have unused federal and state net operating loss carryforwards of $19.1 million and $11.1 million, respectively. Such losses expire in various amounts at varying times beginning in 2027 through 2036. Of these amounts, we have approximately $4.5 million of federal and state NOL carryforwards related to excess stock compensation that will be recorded in additional paid in capital when realized as a reduction in taxes payable. These NOL carryforwards result in a deferred tax asset of $6.0 million and $6.4 million at December 26, 2016 and December 28, 2015, respectively. We use the "with and without" method when determining when excess tax benefits have been realized. Certain tax attributes are subject to annual limitations under Internal Revenue Code Section 382 as a result of changes in ownership. A valuation allowance is recorded against the net deferred tax assets, exclusive of indefinite-lived intangibles discussed above, including these carryforwards. We file income tax returns, which can be periodically audited by various federal and state jurisdictions. We are generally no longer subject to federal or state income examinations for years prior to fiscal year 2010.
We continue to monitor and evaluate the rationale for recording a valuation allowance against our deferred tax assets. As the Company increases earnings and utilizes deferred tax assets, it is possible the valuation allowance could be reduced or eliminated.
10. Leases
We lease space for various restaurant locations under long-term non-cancelable operating leases from unrelated third-parties. Most of our leases are classified as operating leases under ASC 840. Rent expense, including rent-free periods if applicable, is recognized on a straight-line basis over the lease term. The lease term for these types of leases begins on the date we become legally obligated for the rent payments or we take possession of the building or land, whichever is earlier. The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty.
In some cases, the asset we will lease requires construction to ready the space for its intended use, and in certain cases, we have involvement with the construction of leased assets. The construction period begins when we take possession of the building or land from the property owner and continues until the space is substantially complete and ready for its intended use. In accordance with ASC 840-40-55, we must consider the nature and extent of our involvement during the construction period, and in some cases, our involvement results in us being considered the accounting owner of the construction project. In such cases, we capitalize the landlord's construction costs, including the value of costs incurred up to the date we execute our lease (e.g., the building "shell") and costs incurred during the remainder of construction period, as such costs are incurred. Additionally, ASC 840-40-55 requires us to recognize a financing obligation for construction costs incurred by the landlord. Once construction is complete, we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the landlord's assets and associated financing obligations from the consolidated balance sheet. In certain leases, we maintain various forms of "continuing involvement" in the property, thereby precluding us from derecognizing the asset and associated financing obligations following the construction completion. In those cases, we will continue to account for the landlord's asset as if we are the legal owner, and the financing obligation, similar to other debt, until the lease expires or is modified to remove the continuing involvement that prohibits de-recognition. Once de-recognition is permitted we would be required to account for the lease as either operating or capital in accordance with ASC 840.

We determined that we were the accounting owner of a total of 44 and 43 leased buildings as a result of the application of build-to-suit lease accounting as of December 26, 2016 and December 28, 2015, respectively. There were six and nine of these buildings under construction as of December 26, 2016 and December 28, 2015, respectively.
The future minimum rental payments required under these leases, excluding real estate taxes, common area maintenance charges ("CAM"), insurance, deferred lease incentives and contingent rent for opened restaurants and restaurants under development, including those accounted for as deemed landlord financing, during the next five years and thereafter in the aggregate, are as follows (in thousands):

	Deemed landlord financing(1)	Operating leases
2017	4,531	17,197
2018	4,782	17,387
2019	4,880	17,713
2020	4,937	18,099
2021	5,026	17,931
Thereafter	72,070	230,344
Total	$96,226	$318,671

(1)Amounts include minimum rental payments for six leases under construction as of December 26, 2016 where we are deemed the accounting owner. Final classification of lease payments as deemed landlord financing or operating leases is subject to change pending sale leaseback analysis performed at the store opening date.

Rent expense excluding real estate taxes, CAM, insurance, deferred lease incentives and contingent rent charged to operations under our operating leases on a straight-line basis was $17.3 million, $13.1 million and $9.7 million for the years ended December 26, 2016, December 28, 2015 and December 29, 2014, respectively. Contingent rent was $0.1 million per year for the years ended December 26, 2016, December 28, 2015 and December 29, 2014. Rent expense incurred prior to restaurant openings is included in pre-opening costs on the consolidated statement of operations in the amount of $0.3 million, $0.2 million and $0.6 million for the years ended December 26, 2016, December 28, 2015 and December 29, 2014, respectively.
Deemed landlord financing obligations totaled $29.8 million and $28.4 million for the years ended December 26, 2016 and December 28, 2015, respectively.
11. Related Party Transactions
Corporate Development and Administrative Services Agreement
Zoe's Investors, LLC ("Zoe's Investors"), our sole shareholder as of December 29, 2013, entered into a Corporate Development and Administrative Services Agreement with Brentwood Private Equity IV, LLC ("Brentwood"), an owner of membership interests in Zoe's Investors. Under the terms of the agreement, Brentwood provided assistance in the corporate development activities and our business growth efforts. As consideration for services provided, we provided reimbursement for business expenses related to performance of this agreement and an annual consulting fee based on Adjusted EBITDA as defined in the agreement. We had no expenses related to this agreement during the years ended December 26, 2016 and December 28, 2015. During the year ended December 29, 2014, we expensed approximately $0.1 million related to this agreement. The Brentwood agreement was terminated prior to our IPO. In addition, one person associated with Brentwood currently serves on our Board of Directors.
Repurchase of shares
In connection with our follow-on offering completed on August 19, 2014, we repurchased 94,100 shares of our common stock from certain of our officers at a price per share equal to the net proceeds per share in the offering. We did not receive net proceeds from the offering.
12. Commitments and Contingencies
Franchise Agreement
Our Kentucky franchise agreement, which requires the franchisee to remit continuing royalty fees at a specified percentage of the franchisee's gross sales revenue, provides that we as franchisor, or its authorized representative, will: (a) provide franchisee with written schedules of all foods, food products, beverages, and other items for sale, and the furniture, fixtures, supplies and equipment necessary and required for the operation of the restaurant; (b) provide franchisee with a list of approved suppliers for the products and services necessary and required for the restaurant; (c) upon the reasonable written request of franchisee, render reasonable advisory services by telephone or in writing pertaining to the operation of the restaurant; (d) provide franchisee with a sample of the standard Zoës Kitchen menu, and any modifications to the menu; (e) loan franchisee a copy of the System's operating manual and any supplements to the manual that may be published by us; and, (f) provide franchisee the opportunity to participate in group purchasing programs that we may use, develop, sponsor or provide on terms and conditions determined solely by us. In addition, as a condition to the commencement of business by any of our franchises, the franchisee must attend and successfully complete our training program. The costs related to our franchise agreement are not significant.
Litigation
We are currently involved in various claims and legal actions that arise in the ordinary course of our business, including claims resulting from employment related matters. None of these claims, most of which are covered by insurance, has had a material effect on us, and as of the date of this report, other than as set forth below, we are not party to any material pending legal proceedings and are not aware of any claims that could have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.
On October 31, 2014, Forsyth Consulting, Inc. ("Forsyth"), a former music vendor for the Company, filed a complaint against the Company in the Circuit Court of Jefferson County, Alabama alleging breach of contract with respect to its prior music service contract. We have removed the action to federal court and, on December 19, 2014, we filed a counterclaim in the United States District Court for the Northern District of Alabama, alleging breach of contract and tortious interference with business relations claims against Forsyth. The discovery period is complete, and the parties have filed motions for summary judgment. We do not anticipate the results of this proceeding to have a material effect on our results of operations.
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
The following table summarizes our stock option plan activity:

	Number of units	Weighted-average exercise price
Outstanding at December 29, 2014	521,470	$16.64
Granted	360,250	35.77
Exercised	(91,177)	15.05
Forfeited	(76,036)	26.75
Expired	(2,342)	35.01
Outstanding at December 28, 2015	712,165	$25.38
Granted	139,531	26.98
Exercised	(70,190)	29.43
Forfeited	(57,085)	15.42
Expired	(13,824)	29.17
Outstanding at December 26, 2016	710,597	$26.28

	Shares	Weighted-average exercise price per share	Weighted-average remaining years of contractual life	Aggregate intrinsic value (in thousands)
Outstanding as of December 26, 2016	710,597	$26.28	8.1	$2,568
Vested and expected to vest as of December 26, 2016	662,898	26.02	8.0	2,508
Exercisable as of December 26, 2016	265,691	21.71	7.6	1,704

Total intrinsic value of options exercised was $1.5 million, $2.0 million, and $0.3 million in years ended December 26, 2016, December 28, 2015 and December 29, 2014, respectively. Total fair value of shares vested was $1.4 million, $0.5 million and $1.2 million in years December 26, 2016, December 28, 2015 and December 29, 2014, respectively.
The following table reflects the weighted-average assumptions utilized in the Black-Scholes option-pricing model to value the stock options granted in the years ended December 26, 2016, December 28, 2015 and December 29, 2014:

	2016	2015	2014
Expected volatility (1)	31.83%	35.78%	34.98%
Risk-free rate of return	1.35%	1.65%	1.78%
Expected life (in years) (2)	6.3	6.3	5.1
Dividend yield	0%	0%	0%
Weighted-average fair value per share at date of grant	$9.14	$13.53	$5.74

(1) Expected volatility was based on competitors within the industry.
(2) Expected life was calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, as we do not have sufficient historical data for determining the expected term of our stock option awards.

There were 250,000 stock options granted, included in the summary of stock option plan activity, that vested immediately upon completion of the IPO and the remainder of the options will vest in four equal annual installments following the date of the grant with a contractual term of 10 years.
The following table summarizes our restricted stock unit plan activity:

	Restricted Stock Units	Weighted-average grant-date fair value
Non-vested at December 29, 2014	6,666	$15.00
Granted	7,235	34.56
Vested	(2,222)	15.00
Forfeited	—	—
Non-vested at December 28, 2015	11,679	27.12
Granted	82,381	28.05
Vested	(4,632)	25.18
Forfeited	(6,017)	$27.42
Non-vested at December 26, 2016	83,411	$28.13

All of the outstanding restricted stock units vest in three equal annual installments following the date of the grant.
We recognized as a component of general and administrative expenses $2.1 million, $1.2 million and $6.3 million of equity-based compensation expense related to these awards in years ended December 26, 2016, December 28, 2015 and December 29, 2014, respectively. Of the total equity-based compensation recognized for the year ended December 29, 2014, $4.9 million is related to accelerated vesting of outstanding equity awards at the IPO and $1.2 million is related to stock options granted at the date of the IPO. As of December 26, 2016, total unrecognized compensation expense related to non-vested stock awards, including an estimate for pre-vesting forfeitures, was $5.0 million, which is expected to be recognized over a weighted-average period of 2.3 years.

14. Earnings per Share
Basic earnings per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted earnings per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.
On April 16, 2014, we completed our IPO, giving effect to a 125,614.14:1 stock split, which became effective on April 14, 2014. All share and per share data have been retroactively restated to reflect the stock split. All share amounts throughout these financial statement have been adjusted as applicable.
The following table presents the computation of basic and diluted earnings per share for the years ended December 26, 2016, December 28, 2015 and December 29, 2014 (in thousands, except share and per share data):

	2016	2015	2014
Net income (loss)	$1,803	$1,124	$(10,017)
Shares:
Basic weighted average shares outstanding	19,434,622	19,344,896	17,409,673
Diluted weighted average shares outstanding	19,586,447	19,552,708	17,409,673
Earnings per share:
Basic and diluted EPS	$0.09	$0.06	$(0.58)

During the year ended December 26, 2016, 420,981 stock options and 4,750 restricted stock units were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the year ended December 28, 2015, 292,561 stock options and 159 restricted stock units were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the year ended December 29, 2014, 162,900 stock options and 2,718 restricted stock units were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.
15. Quarterly Financial Data (unaudited)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in 2016 and 2015 (in thousands, except share and per share data):

	Quarter Ended
	December 26, 2016	October 3, 2016	July 11, 2016	April 18, 2016	December 28, 2015	October 5, 2015	July 13, 2015	April 20, 2015
Total revenue	$61,983	$67,296	$66,273	$80,411	$52,691	$56,384	$54,474	$63,008
Income (loss) from operations	(1,270)	2,053	2,806	2,836	9	1,585	1,681	1,887
Net income (loss)	(501)	(293)	1,201	1,396	2,568	(2,256)	120	692

Net income (loss) per share, basic and diluted	$(0.03)	$(0.02)	$0.06	$0.07	$0.13	$(0.12)	$0.01	$0.04
Weighted average shares outstanding, basic	19,460,467	19,458,921	19,436,315	19,396,815	19,384,091	19,379,907	19,334,939	19,296,710
Weighted average shares outstanding, diluted	19,460,467	19,458,921	19,631,272	19,568,815	19,561,225	19,379,907	19,557,645	19,519,675