Form 10-Q
period 2017-04-17
Zoe's Kitchen, Inc.
filed 2017-05-25
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended April 17, 2017
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
On May 25, 2017, there were 19,488,754 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 17, 2017	December 26, 2016
Assets
Current Assets:
Cash and cash equivalents	$3,030	$5,493
Trade accounts receivable, net of allowance for doubtful accounts	1,774	2,287
Other accounts receivable	2,802	3,708
Inventories	2,102	1,878
Prepaid expenses and other	3,566	1,818
Total current assets	13,274	15,184
Property and equipment, net	174,737	162,033
Goodwill	29,528	29,528
Intangibles, net	7,473	7,962
Other long-term assets, net	540	512
Total long-term assets	212,278	200,035
Total assets	$225,552	$215,219
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,810	$7,229
Accrued expenses and other	15,556	14,260
Total current liabilities	26,366	21,489
Long-term liabilities:
Deemed landlord financing	32,440	29,777
Deferred rent	30,048	28,375
Deferred income taxes	5,740	5,476
Other long-term liabilities, net	84	136
Total long-term liabilities	68,312	63,764
Total liabilities	94,678	85,253
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock: $0.01 par value, 135,000,000 shares authorized as of April 17, 2017 and December 26, 2016; 19,488,754 and 19,460,467 issued and outstanding as of April 17, 2017 and December 26, 2016, respectively.	$195	$195
Additional paid-in capital	149,654	148,482
Accumulated deficit	(18,975)	(18,711)
Total stockholders' equity	130,874	129,966
Total liabilities and stockholders' equity	$225,552	$215,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Sixteen Weeks Ended
	April 17, 2017	April 18, 2016
Revenue:
Restaurant sales	$90,504	$80,348
Royalty fees	57	63
Total revenue	90,561	80,411
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	26,496	23,989
Labor	26,952	23,299
Store operating expenses	19,049	15,373
General and administrative expenses	9,985	9,445
Depreciation	5,052	3,992
Amortization	489	500
Pre-opening costs	567	740
Loss from disposal of equipment	259	237
Total operating expenses	88,849	77,575
Income from operations	1,712	2,836
Other income and expenses:
Interest expense, net	1,368	1,122
Other income	(29)	(27)
Total other income and expenses	1,339	1,095
Income before provision for income taxes	373	1,741
Provision for income taxes	354	345
Net income	$19	$1,396
Earnings per share:
Basic	$0.00	$0.07
Diluted	$0.00	$0.07
Weighted average shares of common stock outstanding:
Basic	19,472,124	19,395,815
Diluted	19,528,915	19,568,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Sixteen Weeks Ended
	April 17, 2017	April 18, 2016
Cash flows from operating activities:
Net income	$19	$1,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,052	3,992
Amortization of intangible assets	489	500
Equity-based compensation	888	703
Deferred income taxes	264	345
Amortization of loan costs	7	7
Bad debt expense	3	10
Loss from disposal of equipment	259	237
Accretion of deemed landlord financing	92	110
Changes in operating assets and liabilities:
Trade accounts receivable	510	(533)
Other accounts receivable	907	(1,007)
Inventories	(224)	(150)
Prepaid expenses and other	(1,783)	(772)
Accounts payable	2,095	1,613
Accrued expenses and other	350	449
Deferred rent	1,705	2,581
Net cash provided by operating activities	10,633	9,481
Cash flows from investing activities:
Purchase of property and equipment	(13,217)	(10,569)
Proceeds from sale-leaseback transactions	—	2,089
Proceeds from sale of property and equipment	—	12
Net cash used in investing activities	(13,217)	(8,468)
Cash flows from financing activities:
Proceeds from deemed landlord financing	121	(10)
Proceeds from exercise of stock options	—	480
Net cash provided by financing activities	121	470
Net change in cash and cash equivalents	(2,463)	1,483
Cash and cash equivalents:
Beginning of period	5,493	19,131
End of period	$3,030	$20,614

Supplemental disclosure of cash flow information:
Cash paid for interest related to deemed landlord financing	1,455	1,122
Non-cash deemed landlord financing	2,450	(1,450)
Change in accrued purchases of property and equipment	2,400	2,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us") primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of April 17, 2017, we operated 211 Company-owned restaurants and three franchise restaurants in 20 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All of our assets are located in the United States.
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
Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Due to the seasonality of our business, results for any interim financial period are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new restaurants. These interim unaudited condensed consolidated financial statements do not represent complete financial statements and should be read in conjunction with our annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2016 (the "2016 Form 10-K"). While the condensed consolidated balance sheet data as of December 26, 2016 was derived from audited financial statements, it does not include all disclosures required by GAAP.
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
Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Monday of the calendar year. Fiscal years ended December 25, 2017 and December 26, 2016 consist of 52 weeks. Our first fiscal quarter consists of 16 weeks, and each of our second, third and fourth fiscal quarters consists of 12 weeks, except for a 53-week year when the fourth quarter has 13 weeks.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, such as valuation of long-lived, definite and indefinite-lived assets, estimated useful lives of assets, the reasonably assured lease terms of operating leases, the construction costs of leases where the Company is considered the owner during and after the construction period, allowance for doubtful accounts, the fair value related to equity-based compensation, the calculation of self-insurance reserves, and deferred tax valuation allowances, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Recently Adopted Accounting Standards
In March 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-09, “Compensation – Stock Compensation (Topic 718).” The pronouncement was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. We adopted ASU 2016-09 effective December 27, 2016. The portion of ASU 2016-09 related to the accounting for income taxes was adopted using a modified retrospective approach and resulted in a net zero effect on our statement of financial position. As permitted under the new standard, the Company elected to recognize forfeitures as they occur rather than using an estimated forfeiture rate. Adopted using a modified retrospective approach, this election resulted in an increase to Accumulated deficit of $0.3 million offset by an equal increase to Additional paid-in capital.
Recently Issued Accounting Standards
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award, and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. This pronouncement is effective for reporting periods beginning after December 15, 2017 and early adoption is permitted. We do not expect the adoption of ASU 2017-09 to have a material impact on our financial position or results of operations.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment test. Under the new standard, annual and interim goodwill impairment tests will compare the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill. The pronouncement is effective for goodwill impairments tests in fiscal years beginning after December 15, 2019 and should will be applied on a prospective basis. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. We are currently evaluating the impact of adopting this update.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for adoption. The update is now effective for reporting periods beginning after December 15, 2017. In March 2016, April 2016, May 2016, and December 2016 the FASB also issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, to further clarify performance obligations and licensing implementation guidance and other general topics. We expect to adopt the new standard using the modified retrospective approach for the fiscal year and quarter beginning December 26, 2017. We do not expect the adoption to have an impact on revenue from Company-owned restaurants or the recognition of royalty fees from our franchise agreement. In addition, we do not expect a material impact related to recognition of gift card breakage.
2.    Supplemental Information
Property and equipment, net consisted of the following (in thousands):

	April 17, 2017	December 26, 2016
Land	$813	$—
Buildings under deemed landlord financing	26,280	23,830
Leasehold improvements	132,578	125,666
Machinery and equipment	34,371	32,566
Furniture and fixtures	6,927	6,604
Automobiles	4,019	4,019
Computer equipment	10,906	9,848
Construction in progress	10,298	6,256
Property and equipment, gross	226,192	208,789
Less: Accumulated depreciation	(51,455)	(46,756)
Total Property and equipment, net	$174,737	$162,033
Accrued expenses and other consisted of the following (in thousands):

	April 17, 2017	December 26, 2016
Accrued payroll and payroll taxes	$4,736	$5,448
Accrued capital purchases	3,261	2,347
Sales tax payable	2,943	1,218
Gift card payable	740	1,200
Other accrued expenses	3,876	4,047
Total Accrued expenses and other	$15,556	$14,260
3.    Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.
4.    Bank Line of Credit and Term Loan
On February 6, 2015, we entered into a credit facility with Wells Fargo Bank, National Association (the "2015 Credit Facility"). The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of April 17, 2017, we had no indebtedness under the 2015 Credit Facility.

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
The 2015 Credit Facility includes specific financial covenants such as a leverage ratio and an interest coverage ratio. We are also subject to other customary covenants, including limitations on additional borrowings, dividend payments and acquisitions. As of April 17, 2017, we were in compliance with these financial and other customary covenants.
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
The following table summarizes our stock option plan activity during the sixteen weeks ended April 17, 2017:

	Stock Options	Weighted Average Exercise Price
Outstanding as of December 26, 2016	710,597	$26.28
Granted	311,169	23.26
Exercised	—	—
Forfeited	(1,407)	42.05
Expired	(468)	42.05
Outstanding as of April 17, 2017	1,019,891	$25.33
There were 250,000 stock options granted, included in the summary of stock option plan activity, that vested immediately upon completion of the IPO. All other options vest in four equal annual installments following the date of the grant with a contractual term of 10 years.
The following table reflects the weighted-average assumptions utilized in the Black-Scholes option-pricing model to value the stock options granted.

Sixteen Weeks Ended
April 17, 2017
Expected volatility (1)	31.5%
Risk-free rate of return	2.1%
Expected life (in years) (2)	6.3
Dividend yield	0%
Weighted-average fair value per share at date of grant	$8.17
(1) Expected volatility was based on competitors within the industry.
(2) Expected life was calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, as we do not have sufficient historical data for determining the expected term of our stock option awards.

The following table summarizes our restricted stock unit plan activity sixteen weeks ended April 17, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 26, 2016	83,411	$28.13
Granted	62,069	21.85
Vested	(28,287)	27.84
Forfeited	(365)	27.42
Non-vested at April 17, 2017	116,828	24.86

The fair value of the non-vested restricted stock units is based on the closing price on the date of grant. All of our outstanding restricted stock units vest in three equal annual installments following the date of the grant.
We recognized equity-based compensation as a component of general and administrative expenses of $0.9 million and $0.7 million during the sixteen weeks ended April 17, 2017 and April 18, 2016, respectively. As of April 17, 2017, total unrecognized compensation expense related to non-vested stock awards was $8.3 million, which is expected to be recognized over a weighted-average period of 2.7 years.
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
The following table presents the computation of basic and diluted net income per share for the period indicated:

	Sixteen Weeks Ended
	April 17, 2017	April 18, 2016
Net income (in thousands):	$19	$1,396
Shares:
Basic weighted average shares outstanding	19,472,124	19,395,815
Diluted weighted average shares outstanding	19,528,915	19,568,815
Earnings per share:
Basic EPS	$0.00	$0.07
Diluted EPS	$0.00	$0.07
During the sixteen weeks ended April 17, 2017, there were 607,105 stock options and 85,094 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the sixteen weeks ended April 18, 2016, there were 432,227 stock options and 417 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.
7.    Income Taxes
Provision for income taxes was $0.4 million and $0.3 million for the sixteen weeks ended April 17, 2017 and April 18, 2016, respectively. The effective tax rate was 95% and 20% for the sixteen weeks ended April 17, 2017 and April 18, 2016, respectively. Our tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. Our quarterly provision for income taxes is measured using an annual estimated effective tax rate for the full year applied to period earnings. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.
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
On October 31, 2014, Forsyth Consulting, Inc. ("Forsyth"), a former music vendor for the Company, filed a complaint against the Company in the Circuit Court of Jefferson County, Alabama alleging breach of contract with respect to its prior music service contract. We have removed the action to federal court and, on December 19, 2014, we filed a counterclaim in the United States District Court for the Northern District of Alabama, alleging breach of contract and tortious interference with business relations claims against Forsyth. The discovery period is complete, and both parties' motions for summary judgment were denied in all material respects. We do not anticipate the results of this proceeding to have a material effect on our results of operations.
9.    Subsequent Events
On April 20, 2017, we borrowed $5.0 million on the 2015 Credit Facility. The proceeds will be used to fund capital expenditures and working capital obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our 2016 Form 10-K.
In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions set forth under the sections entitled "Risk Factors" and "Forward-Looking Statements" as filed in our 2016 Form 10-K.
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

We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 214 restaurants in 20 states as of April 17, 2017, including three franchise restaurants. We opened 10 Company-owned restaurants during the sixteen weeks ended April 17, 2017. We plan to open 38 to 40 restaurants in 2017, including the restaurants opened in the sixteen weeks ended April 17, 2017. In fiscal year 2017 we have opened 15 restaurants as of May 25, 2017. We believe we are well positioned for future growth with a developed infrastructure capable of supporting a restaurant base that is greater than our existing footprint. Additionally, we believe we have an opportunity to optimize costs and achieve profitability as we benefit from economies of scale.
Growing sales and traffic in the restaurant sector continues to be a challenge. This challenge is due to a number of factors including increasing competition, heavy discounting in the casual dining industry, and recent macroeconomic pressures such as escalating cost of living and slower wage growth, among other factors. These macroeconomic pressures can reduce the availability of our guests' discretionary spending for restaurant visits. In response to these factors we have undertaken a number of significant initiatives which we believe will help us drive profitable sales and traffic growth and improve the guest experience in our restaurants. First, we are continuing to innovate our menu which will include new snack boxes, appetizers, salads, sauces and entrées. Second, we are making investments in technology to advance our e-commerce, marketing and in-store operational capabilities which are designed to provide a superior guest experience. Lastly, we are increasing our capabilities to meet the off-premise dining demand through delivery. In addition, we continue to improve our labor model, drive cost savings in our supply chain and otherwise further drive efficiencies in our business. These strategies are intended to differentiate us from the competition, reduce the costs associated with managing our restaurants, and establish a strong presence for our brand in key markets in the United States. There can be no assurance that our strategies and initiatives will be successful solutions to the current challenges.

Key Measures We Use to Evaluate Our Performance
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures used by our management for determining how our business is performing are restaurant sales, comparable restaurant sales growth, number of new restaurant openings, restaurant contribution, EBITDA and Adjusted EBITDA.
Restaurant Sales
Restaurant sales represents sales of food and beverages in Company-owned restaurants. Several factors affect our restaurant sales in any given period, including the number of restaurants in operation and per restaurant sales.
Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for 18 fiscal periods or longer. Each fiscal period consists of 28 days. As of April 17, 2017 and April 18, 2016, there were 161 and 126 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
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

The following table shows the growth in our Company-owned and franchise restaurant base:

	Sixteen Weeks Ended
	April 17, 2017	April 18, 2016
Company-owned Restaurant Base
Beginning of period	201	163
Openings	10	11
Restaurants at end of period	211	174
Franchise Restaurant Base
Beginning of period	3	3
Restaurants at end of period	3	3
Total restaurants	214	177

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

	Sixteen Weeks Ended
	April 17, 2017	April 18, 2016
Revenue:
Restaurant sales	99.9%	99.9%
Royalty fees	0.1%	0.1%
Total revenue	100.0%	100.0%
Operating expenses(1):
Restaurant operating costs (excluding depreciation and amortization) (1):
Cost of sales	29.3%	29.9%
Labor	29.8%	29.0%
Store operating expenses	21.0%	19.1%
General and administrative expenses	11.0%	11.7%
Depreciation	5.6%	5.0%
Amortization	0.5%	0.6%
Pre-opening costs	0.6%	0.9%
Loss from disposal of equipment	0.3%	0.3%
Total operating expenses	98.1%	96.5%
Income from operations	1.9%	3.5%
Other income and expenses:
Interest expense, net	1.5%	1.4%
Other income	(0.0)%	(0.0)%
Total other income and expenses	1.5%	1.4%
Income before provision for income taxes	0.4%	2.2%
Provision for income taxes	0.4%	0.4%
Net income	0.0%	1.7%

(1) As a percentage of restaurant sales.

Sixteen Weeks Ended April 17, 2017 compared to Sixteen Weeks Ended April 18, 2016
The following table presents selected consolidated comparative results of operations from our unaudited condensed consolidated financial statements for the sixteen weeks ended April 17, 2017 compared to the sixteen weeks ended April 18, 2016:

	Sixteen Weeks Ended

	April 17, 2017	April 18, 2016	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$90,504	$80,348	$10,156	12.6%
Royalty fees	57	63	(6)	(9.5)%
Total revenue	90,561	80,411	10,150	12.6%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	26,496	23,989	2,507	10.5%
Labor	26,952	23,299	3,653	15.7%
Store operating expenses	19,049	15,373	3,676	23.9%
General and administrative expenses	9,985	9,445	540	5.7%
Depreciation	5,052	3,992	1,060	26.6%
Amortization	489	500	(11)	(2.2)%
Pre-opening costs	567	740	(173)	(23.4)%
Loss from disposal of equipment	259	237	22	9.3%
Total operating expenses	88,849	77,575	11,274	14.5%
Income from operations	1,712	2,836	(1,124)	(39.6)%
Other income and expenses:
Interest expense, net	1,368	1,122	246	21.9%
Other income	(29)	(27)	(2)	7.4%
Total other income and expenses	1,339	1,095	244	22.3%
Income before provision for income taxes	373	1,741	(1,368)	(78.6)%
Provision for income taxes	354	345	9	2.6%
Net income	$19	$1,396	$(1,377)	(98.6)%
Restaurant sales.    The following table summarizes the growth in restaurant sales from the sixteen weeks ended April 18, 2016 to the sixteen weeks ended April 17, 2017 (dollars in thousands):

Net Sales
Restaurant sales for the sixteen weeks ended April 18, 2016	$80,348
Incremental restaurant sales increase due to:
Comparable restaurant sales	(2,533)
Restaurants not in comparable restaurant base	12,689
Restaurant sales for the sixteen weeks ended April 17, 2017	$90,504
Restaurant sales increased by $10.2 million, or 12.6%, in the sixteen weeks ended April 17, 2017 compared to the sixteen weeks ended April 18, 2016. Restaurants not in the comparable restaurant base and other sales accounted for $12.7 million of this increase. Comparable restaurant sales decreased $2.5 million, or 3.3%, in the sixteen weeks ended April 17, 2017, comprised primarily of a 4.6% decrease in transactions and product mix offset by a 1.3% increase in price.

Royalty fees.    Royalty fees remained flat in the sixteen weeks ended April 17, 2017 compared to the sixteen weeks ended April 18, 2016.
Cost of sales.    Cost of sales increased $2.5 million in the sixteen weeks ended April 17, 2017 compared to the sixteen weeks ended April 18, 2016, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 29.9% in the sixteen weeks ended April 18, 2016 to 29.3% in the sixteen weeks ended April 17, 2017. This decrease was primarily driven by lower costs in poultry, paper products and produce, offset by higher costs in seafood.
Labor.    Labor increased by $3.7 million in the sixteen weeks ended April 17, 2017 compared to the sixteen weeks ended April 18, 2016, due primarily to opening 37 new Company-owned restaurants. As a percentage of restaurant sales, labor increased from 29.0% in the sixteen weeks ended April 18, 2016 to 29.8% in the sixteen weeks ended April 17, 2017. The increase was primarily driven by an increase in wage rates as well as the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes.
Store operating expenses.    Store operating expenses increased by $3.7 million in the sixteen weeks ended April 17, 2017 compared to the sixteen weeks ended April 18, 2016, due primarily to opening 37 new Company-owned restaurants. As a percentage of restaurant sales, store operating expense increased from 19.1% in the sixteen weeks ended April 18, 2016 to 21.0% in the sixteen weeks ended April 17, 2017. This increase was primarily attributable to the dilutive effect on margins from our newest restaurants, which, on average, initially operate at less than system-wide average sales volumes as well as increased costs related to in-store technology investments.
General and administrative expenses.    General and administrative expenses increased by $0.5 million in the sixteen weeks ended April 17, 2017 compared to the sixteen weeks ended April 18, 2016. As a percentage of revenue, general and administrative expenses decreased from 11.7% in the sixteen weeks ended April 18, 2016 to 11.0% in the sixteen weeks ended April 17, 2017. The decrease was primarily driven by lower consulting fees related to a variety of one-time projects from prior year and lower variable incentive compensation.
Depreciation.    Depreciation increased by $1.1 million in the sixteen weeks ended April 17, 2017 compared to the sixteen weeks ended April 18, 2016, due primarily to opening 37 new Company-owned restaurants. As a percentage of revenue, depreciation increased from 5.0% in the sixteen weeks ended April 18, 2016 to 5.6% in the sixteen weeks ended April 17, 2017 primarily due to corporate and in-store technology investments which typically have shorter useful lives.
Amortization.    Amortization remained flat in the sixteen weeks ended April 17, 2017 compared to the sixteen weeks ended April 18, 2016.
Pre-opening costs.    Pre-opening costs decreased by $0.2 million in the sixteen weeks ended April 17, 2017 compared to the sixteen weeks ended April 18, 2016. As a percent of revenue, pre-opening costs decreased from 0.9% in the sixteen weeks ended April 18, 2016 to 0.6% in the sixteen weeks ended April 17, 2017. The decrease was driven by improved project management and better control of pre-opening expenses.
Interest expense.    Interest expense increased by $0.2 million in the sixteen weeks ended April 17, 2017 compared to the sixteen weeks ended April 18, 2016, due primarily to increased interest from deemed landlord financing.
Provision for income taxes.    Provision for income taxes was flat for the sixteen weeks ended April 17, 2017 compared to the sixteen weeks ended April 18, 2016. Our tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets.  The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.

Non-GAAP Financial Measures
To supplement its unaudited condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, the Company uses the following non-GAAP financial measures: restaurant contribution, EBITDA and adjusted EBITDA(collectively, the "non-GAAP financial measures"). The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. The Company uses these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. The Company believes that they provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making. The non-GAAP measures used by the Company may be different from the methods used by other companies.
Restaurant Contribution
Restaurant contribution is defined as restaurant sales less restaurant operating costs, which are cost of sales, labor and store operating expenses. Restaurant contribution margin is restaurant contribution as a percentage of restaurant sales. When used in conjunction with GAAP financial measures, restaurant contribution and restaurant contribution margin are supplemental measures that we believe are useful in evaluating operating performance and profitability of our restaurants. Additionally, restaurant contribution and restaurant contribution margin are key metrics used internally by our management to develop budgets and forecast, as well as assess the performance of our restaurants relative to budget and against prior periods. We believe the supplemental presentation of restaurant and restaurant contribution margin provides investors with a meaningful view of our operating performance as these measures depict the operating results that are directly impacted by our restaurants and exclude items that may not be indicative of, or are unrelated to, the ongoing operations of our restaurants. It may also assist investors to evaluate our performance relative to peers of various sizes and maturities and provide greater transparency to how our management evaluates our business as well as our financial and operational decision making.
Our management does not consider restaurant contribution or restaurant contribution margin in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of restaurant contribution and restaurant contribution margin is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company's financial statements. Restaurant contribution excludes general and administrative expenses and pre-opening costs, which are considered normal, recurring cash operating expenses and are essential to support the operation and development of our restaurants. Therefore, this measure may not provide a complete understanding of the operating results of our Company as a whole.
We compensate for this limitation by relying primarily on our GAAP results and using restaurant contribution and restaurant contribution margin only supplementally. You should review the reconciliation of income from operations to restaurant contribution and restaurant contribution margin below and not rely on any single financial measure to evaluate our business.

The following table reconciles income from operations, which is a GAAP financial measure, to restaurant contribution and restaurant contribution margin:

	Sixteen Weeks Ended
	April 17, 2017	April 18, 2016

	(Dollars in thousands)
Restaurant Contribution:
Income from operations	$1,712	$2,836
Less:
Royalty fees	57	63
Add:
General and administrative expenses	9,985	9,445
Depreciation and amortization	5,541	4,492
Pre-opening costs(1)	567	740
Loss from disposal of equipment	259	237
Restaurant Contribution	$18,007	$17,687

Total revenue	$90,561	$80,411
Less: Royalty fees	57	63
Restaurant sales	$90,504	$80,348

Restaurant contribution margin	19.9%	22.0%

(1) Represent expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
Adjusted EBITDA
EBITDA is defined as net income before interest, income taxes and depreciation and amortization.
We define Adjusted EBITDA as EBITDA plus loss from disposal of equipment and pre-opening costs. EBITDA and Adjusted EBITDA are intended as a supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
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
The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Sixteen Weeks Ended
	April 17, 2017	April 18, 2016

	(Dollars in thousands)
Adjusted EBITDA:
Net income, as reported	$19	$1,396
Depreciation and amortization	5,541	4,492
Interest expense, net	1,368	1,122
Provision for income taxes	354	345
EBITDA	7,282	7,355
Loss from disposal of equipment	259	237
Pre-opening costs(1)	567	740
Adjusted EBITDA	$8,108	$8,332

(1) Represents expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.

Liquidity and Capital Resources
Summary of Cash Flows
Our primary sources of liquidity and cash flows are operating cash flows and available borrowings under our 2015 Credit Facility. We are using these sources to fund capital expenditures for new Company-owned restaurant openings, reinvest in our existing restaurants, repurchase restaurants from our franchisees, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 20 days to pay our vendors.
We had negative working capital of $13.1 million as of April 17, 2017 compared to negative working capital of $6.3 million as of April 18, 2016. The increase in negative working capital resulted primarily from capital expenditures related to new store openings. We believe that cash and cash equivalents, expected cash flow from operations and borrowings on our 2015 Credit Facility in 2017 are adequate to fund our operating lease obligations, capital expenditures and working capital obligations for the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully.
The following table summarizes consolidated cash flow data for the periods indicated:

	Sixteen Weeks Ended
	April 17, 2017	April 18, 2016

	(Dollars in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$10,633	$9,481
Net cash used in investing activities	(13,217)	(8,468)
Net cash provided by financing activities	121	470
Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased to $10.6 million for the sixteen weeks ended April 17, 2017 from $9.5 million for the sixteen weeks ended April 18, 2016. Net cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.
Net cash provided by operating activities for the sixteen weeks ended April 17, 2017 consisted primarily of net income adjusted for non-cash expenses and increases in accounts payable and deferred rent offset by an increase in prepaid expenses and other. The increase in accounts payable was primarily related to seasonality at stores and timing of corporate invoices. The increase in deferred rent is related to new store openings. The increase in prepaid expenses and other is primarily related to the timing of several annual corporate invoices that renewed in the first quarter.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased to $13.2 million for the sixteen weeks ended April 17, 2017 from $8.5 million for the sixteen weeks ended April 18, 2016. The increase was primarily due to new store openings as well as technology investments in 2017.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities decreased to $0.1 million for the sixteen weeks ended April 17, 2017 from $0.5 million for the sixteen weeks ended April 18, 2016, primarily due to less proceeds from the exercise of stock options.

Credit Facility
On February 6, 2015, we entered into the 2015 Credit Facility with Wells Fargo Bank, National Association. The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of April 17, 2017, we had no indebtedness under the 2015 Credit Facility. On April 20, 2017, we borrowed $5.0 million on the 2015 Credit Facility. The proceeds will be used to fund capital expenditures and working capital obligations.
Off-Balance Sheet Arrangements
As of April 17, 2017, we did not have any off-balance sheet arrangements.
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
We believe our critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable. Our critical accounting polices and estimates are described in our annual consolidated financial statements and the related notes in our 2016 Form 10-K. There have been no material changes affecting our critical accounting policies and estimates for the sixteen weeks ended April 17, 2017.

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

Item 4. Controls and Procedures
As of April 17, 2017, the Company's management carried out an evaluation with the participation of Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective to provide reasonable assurance that the information we are required to file under the Exchange Act is recorded and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in internal control over financial reporting during the quarter ended April 17, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 8, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 26, 2016.

Item 2. Unregistered Sales of Equity and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 24, 2017, we entered into an Amended and Restated Employment Agreement with our CEO, Kevin Miles. This Agreement restates and supersedes in its entirety the Amended Employment Agreement dated February 25, 2016, between us and Mr. Miles. Pursuant to the Amended and Restated Employment Agreement, Mr. Miles’ employment term has been extended to June 30, 2022, and the terms of his severance were modified to provide for acceleration of any unvested equity upon any termination “without cause” or for “good reason” (as such terms are defined in the Agreement). The Amended and Restated Employment Agreement otherwise did not change the terms of the existing Miles’ Employment Agreement.  In addition, as incentive compensation, pursuant to our 2014 Omnibus Incentive Plan, the Compensation Committee of our Board of Directors approved granting Mr. Miles 130,000 stock options and 46,000 shares of restricted common stock, effective as of June 15, 2017.  Accordingly, the stock options will have an exercise price based on the closing price of our common stock on June 15, 2017.  The stock options and restricted stock will vest over five years in five equal annual installments on the anniversary date of the June 15th effective date, with the first tranche vesting on June 15, 2018, subject to Mr. Miles’ continued employment through such dates.
On May 24, 2017, the Committee also amended our 2016 Management Severance Program, which is applicable to our CEO and our senior management team after a change in control of the Company and upon a qualifying termination thereunder.  This amendment added to the definition of “change in control” a change in the majority of the then existing directors. The amendment otherwise did not change the terms of the 2016 Management Severance Program.
The foregoing summaries of the Amended and Restated Employment Agreement and the amended 2016 Management Severance Program do not purport to be complete, and are qualified in their entireties by the full text of the Amended and Restated Employment Agreement and the amended 2016 Management Severance Program, copies of which are filed herewith as Exhibits 10.1 and 10.2, respectively.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Amended and Restated Employment Agreement between Kevin Miles and Zoe's Kitchen, Inc. dated May 24, 2017.
10.2	2016 Management Severance Program, amended on May 24, 2017.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 25, 2017

ZOE'S KITCHEN, INC.

By:	/s/ Kevin Miles
Name: Kevin Miles
Title: President and Chief Executive Officer

By:	/s/ Sunil Doshi
Name: Sunil Doshi
Title: Chief Financial Officer