Form 10-Q/A
period 2017-04-17
Zoe's Kitchen, Inc.
filed 2017-06-09
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

Zoe's Kitchen, Inc.
Form 10-Q/A
For the Quarter Ended April 17, 2017

Explanatory Note

Zoe’s Kitchen, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended April 17, 2017 (the “Form 10-Q”), filed with the United States Securities and Exchange Commission (“SEC”) on May 25, 2017, for the sole and limited purpose of filing new Exhibits 31.1 and 31.2 in accordance with paragraph B(31) of Item 601 of Regulation S-K. No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Part II - Other Information

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1*	Amended and Restated Employment Agreement between Kevin Miles and Zoe's Kitchen, Inc. dated May 24, 2017.
10.2*	2016 Management Severance Program, amended on May 24, 2017.
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed or furnished with our Quarterly Report on Form 10-Q filed on May 25, 2017.
+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934. the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2017

ZOE'S KITCHEN, INC.

By:	/s/ Kevin Miles
Name: Kevin Miles
Title: President and Chief Executive Officer

By:	/s/ Sunil Doshi
Name: Sunil Doshi
Title: Chief Financial Officer

5