Form 10-Q
period 2017-07-10
Zoe's Kitchen, Inc.
filed 2017-08-17
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 10, 2017
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
On August 17, 2017 there were 19,535,008 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 10, 2017	December 26, 2016
Assets
Current Assets:
Cash and cash equivalents	$4,549	$5,493
Trade accounts receivable, net of allowance for doubtful accounts	2,118	2,287
Other accounts receivable	3,752	3,708
Inventories	2,378	1,878
Prepaid expenses and other	3,931	1,818
Total current assets	16,728	15,184
Property and equipment, net	184,961	162,033
Goodwill	29,528	29,528
Intangibles, net	7,123	7,962
Other long-term assets, net	546	512
Total long-term assets	222,158	200,035
Total assets	$238,886	$215,219
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,762	$7,229
Accrued expenses and other	14,885	14,260
Total current liabilities	26,647	21,489
Long-term liabilities:
Long-term debt	10,000	—
Deemed landlord financing	32,367	29,777
Deferred rent	32,165	28,375
Deferred income taxes	5,368	5,476
Other long-term liabilities, net	79	136
Total long-term liabilities	79,979	63,764
Total liabilities	106,626	85,253
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock: $0.01 par value, 135,000,000 shares authorized as of July 10, 2017 and December 26, 2016; 19,535,008 and 19,460,467 issued and outstanding as of July 10, 2017 and December 26, 2016, respectively.	$195	$195
Additional paid-in capital	150,461	148,482
Accumulated deficit	(18,396)	(18,711)
Total stockholders' equity	132,260	129,966
Total liabilities and stockholders' equity	$238,886	$215,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2017	July 11, 2016	July 10, 2017	July 11, 2016
Revenue:
Restaurant sales	$74,261	$66,222	$164,765	$146,570
Royalty fees	44	51	101	114
Total revenue	74,305	66,273	164,866	146,684
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	21,791	19,995	48,287	43,984
Labor	22,113	18,810	49,065	42,109
Store operating expenses	16,242	13,075	35,291	28,448
General and administrative expenses	7,124	7,270	17,109	16,715
Depreciation	4,161	3,292	9,213	7,284
Amortization	350	373	839	873
Pre-opening costs	679	552	1,246	1,292
Loss from disposal of equipment	748	100	1,007	337
Total operating expenses	73,208	63,467	162,057	141,042
Income from operations	1,097	2,806	2,809	5,642
Other income and expenses:
Interest expense, net	1,018	861	2,386	1,983
Other income	(20)	(20)	(49)	(47)
Total other income and expenses	998	841	2,337	1,936
Income before provision for income taxes	99	1,965	472	3,706
Provision (benefit) for income taxes	(480)	764	(126)	1,109
Net income	$579	$1,201	$598	$2,597
Earnings per share:
Basic	$0.03	$0.06	$0.03	$0.13
Diluted	$0.03	$0.06	$0.03	$0.13
Weighted average shares of common stock outstanding:
Basic	19,488,851	19,436,315	19,479,293	19,413,132
Diluted	19,493,514	19,631,272	19,513,743	19,595,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Twenty-eight Weeks Ended
	July 10, 2017	July 11, 2016
Cash flows from operating activities:
Net income	$598	$2,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,213	7,284
Amortization of intangible assets	839	873
Equity-based compensation	1,696	1,204
Deferred income taxes	(108)	1,021
Amortization of loan costs	12	12
Bad debt expense	12	35
Loss from disposal of equipment	1,007	337
Accretion of deemed landlord financing	159	182
Changes in operating assets and liabilities:
Trade accounts receivable	157	(394)
Other accounts receivable	(44)	(1,958)
Inventories	(499)	(237)
Prepaid expenses and other	(2,159)	(1,982)
Accounts payable	2,159	1,528
Accrued expenses and other	110	(417)
Deferred rent	3,877	4,823
Net cash provided by operating activities	17,029	14,908
Cash flows from investing activities:
Purchase of property and equipment	(28,255)	(22,820)
Proceeds from sale-leaseback transactions	—	2,089
Proceeds from sale of property and equipment	—	13
Net cash used in investing activities	(28,255)	(20,718)
Cash flows from financing activities:
Proceeds from line of credit	10,000	—
Proceeds from deemed landlord financing	282	71
Proceeds from exercise of stock options	—	1,050
Net cash provided by financing activities	10,282	1,121
Net change in cash and cash equivalents	(944)	(4,689)
Cash and cash equivalents:
Beginning of period	5,493	19,131
End of period	$4,549	$14,442

Supplemental disclosure of cash flow information:
Cash paid for interest related to long-term debt	$12	$—
Cash paid for interest related to deemed landlord financing	2,363	1,984
Non-cash deemed landlord financing	2,150	(850)
Change in accrued purchases of property and equipment	2,802	3,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us") primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of July 10, 2017, we operated 224 Company-owned restaurants and three franchise restaurants in 20 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All of our assets are located in the United States.
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

2.    Supplemental Information
Property and equipment, net consisted of the following (in thousands):

	July 10, 2017	December 26, 2016
Land	$813	$—
Buildings under deemed landlord financing	25,980	23,830
Leasehold improvements	141,475	125,666
Machinery and equipment	36,692	32,566
Furniture and fixtures	7,335	6,604
Automobiles	4,019	4,019
Computer equipment	12,412	9,848
Construction in progress	10,720	6,256
Property and equipment, gross	239,446	208,789
Less: Accumulated depreciation	(54,485)	(46,756)
Total Property and equipment, net	$184,961	$162,033
Accrued expenses and other consisted of the following (in thousands):

	July 10, 2017	December 26, 2016
Accrued payroll and payroll taxes	$4,687	$5,448
Accrued capital purchases	2,775	2,347
Sales tax payable	2,364	1,218
Gift card payable	796	1,200
Other accrued expenses	4,263	4,047
Total Accrued expenses and other	$14,885	$14,260
3.    Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.
4.    Bank Line of Credit and Term Loan
On February 6, 2015, we entered into a credit facility with Wells Fargo Bank, National Association (the "2015 Credit Facility"). The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, and an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of July 10, 2017, we had $10.0 million indebtedness under the 2015 Credit Facility. As of July 10, 2017 the amount available under the 2015 Credit Facility was $40.0 million.
Revolving credit loans under the 2015 Credit Facility bear interest, at the Company’s election, at either the base rate plus an applicable margin, or LIBOR plus an applicable margin. The base rate consists of the highest of the prime rate, the federal funds rate plus 0.5% and LIBOR plus 1.0%. The applicable margin and associated loan commitment fee consists of two pricing levels based on the Company’s consolidated total debt ratio. If this debt ratio is greater than or equal to 2.50 to 1, then the unused commitment fee is 0.15% per annum, and the applicable margin is LIBOR plus 1.5% or the base rate plus 0.5%. If this debt ratio is less than 2.50 to 1, then the unused commitment fee is 0.125% per annum and the applicable margin is LIBOR plus 1.0% or the base rate. The weighted-average interest rate for the 2015 Credit Facility was 2.4% for the twelve weeks ended July 10, 2017.
The 2015 Credit Facility includes specific financial covenants such as a leverage ratio and an interest coverage ratio. We are also subject to other customary covenants, including limitations on additional borrowings, dividend payments and acquisitions. As of July 10, 2017, we were in compliance with these financial and other customary covenants.

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
The following table summarizes our stock option plan activity during the twenty-eight weeks ended July 10, 2017:

	Stock Options	Weighted Average Exercise Price
Outstanding as of December 26, 2016	710,597	$26.28
Granted	449,121	20.31
Exercised	—	—
Forfeited	(3,987)	32.09
Expired	(468)	42.05
Outstanding as of July 10, 2017	1,155,263	$23.93
Included in the summary of stock option plan activity are 250,000 stock options outstanding as of December 26, 2016 that vested immediately upon completion of the IPO and 130,000 stock options granted that vest in five equal annual installments following the date of the grant. All other options vest in four equal annual installments following the date of the grant. All options have a contractual term of 10 years.
The following table reflects the weighted-average assumptions utilized in the Black-Scholes option-pricing model to value the stock options granted.

Twenty-eight Weeks Ended
July 10, 2017
Expected volatility (1)	31.5%
Risk-free rate of return	2.0%
Expected life (in years) (2)	6.3
Dividend yield	0%
Weighted-average fair value per share at date of grant	$7.15
(1) Expected volatility was based on competitors within the industry.
(2) Expected life was calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, as we do not have sufficient historical data for determining the expected term of our stock option awards.

The following table summarizes our restricted stock unit plan activity twenty-eight weeks ended July 10, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 26, 2016	83,411	$28.13
Granted	64,821	21.54
Vested	(28,541)	27.94
Forfeited	(945)	26.47
Non-vested at July 10, 2017	118,746	24.59

The fair value of the non-vested restricted stock units is based on the closing price on the date of grant. All of our outstanding restricted stock units vest in three equal annual installments following the date of the grant.

During the twenty-eight weeks ended July 10, 2017, 46,000 shares of restricted stock were granted. All shares of restricted stock vest in five equal annual installments following the date of the grant.
We recognized equity-based compensation as a component of general and administrative expenses of $0.8 million and $0.5 million during the twelve weeks ended July 10, 2017 and July 11, 2016, respectively, and $1.7 million and $1.2 million during the twenty-eight weeks ended July 10, 2017 and July 11, 2016, respectively. As of July 10, 2017, total unrecognized compensation expense related to non-vested stock awards was $8.8 million, which is expected to be recognized over a weighted-average period of 3.1 years.
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
The following table presents the computation of basic and diluted net income per share for the period indicated:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2017	July 11, 2016	July 10, 2017	July 11, 2016
Net income (in thousands):	$579	$1,201	$598	$2,597
Shares:
Basic weighted average shares outstanding	19,488,851	19,436,315	19,479,293	19,413,132
Diluted weighted average shares outstanding	19,493,514	19,631,272	19,513,743	19,595,542
Earnings per share:
Basic EPS	$0.03	$0.06	$0.03	$0.13
Diluted EPS	$0.03	$0.06	$0.03	$0.13
During the twelve weeks ended July 10, 2017, there were 957,463 stock options and 116,441 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the twelve weeks ended July 11, 2016, there were 327,995 stock options and 300 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.
During the twenty-eight weeks ended July 10, 2017, there were 757,258 stock options and 98,528 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the twenty-eight weeks ended July 11, 2016, there were 387,556 stock options and 367 restricted stock units excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.
7.    Income Taxes
Benefit for income taxes was $0.1 million for the twenty-eight weeks ended July 10, 2017 compared to provision for income taxes of $1.1 million for the twenty-eight weeks ended July 11, 2016, respectively. The effective tax rate was (27)% and 30% for the twenty-eight weeks ended July 10, 2017 and July 11, 2016, respectively. Our tax expense for the year typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. Our quarterly provision for income taxes is measured using an annual estimated effective tax rate for the full year applied to period earnings. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.

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
On October 31, 2014, Forsyth Consulting, Inc. ("Forsyth"), a former music vendor for the Company, filed a complaint against the Company in the Circuit Court of Jefferson County, Alabama alleging breach of contract with respect to its prior music service contract. We have removed the action to federal court and, on December 19, 2014, we filed a counterclaim in the United States District Court for the Northern District of Alabama, alleging breach of contract and tortious interference with business relations claims against Forsyth. On August 3, 2017, the parties resolved this dispute and thereafter entered into a settlement agreement.

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
Growth Strategies and Outlook
We plan to execute the following strategies to continue to enhance our brand awareness and grow our revenue and achieve profitability:

•	grow our restaurant base;

•	increase our comparable restaurant sales; and

•	enhance our operations and leverage infrastructure.

We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 227 restaurants in 20 states as of July 10, 2017, including three franchise restaurants. We opened 23 Company-owned restaurants during the twenty-eight weeks ended July 10, 2017. We plan to open 38 to 40 restaurants in 2017, including the restaurants opened in the twenty-eight weeks ended July 10, 2017. In fiscal year 2017 we have opened 28 restaurants as of August 17, 2017. We believe we are well positioned for future growth with a developed infrastructure capable of supporting a restaurant base that is greater than our existing footprint. Additionally, we believe we have an opportunity to optimize costs and achieve profitability as we benefit from economies of scale.
Growing sales and traffic in the restaurant sector continues to be a challenge. This challenge is due to a number of factors including increased competition, heavy discounting in the casual dining industry, and recent macroeconomic pressures such as slower wage growth, among other factors. These macroeconomic pressures can reduce the availability of our guests' discretionary spending for restaurant visits. In response to these factors we have undertaken a number of significant initiatives which we believe will help us drive profitable sales and traffic growth and improve the guest experience in our restaurants. First, we are continuing to innovate our menu including new snack boxes, appetizers, salads, sauces and entrées. Second, we are making investments in technology to advance our e-commerce, marketing and in-store operational capabilities which are designed to provide a superior guest experience. Third, we are investing in our capabilities to meet the off-premise dining demand through delivery and catering. Lastly, we continue to focus on improving our operational efficiencies. These strategies are intended to differentiate us from the competition, reduce the costs associated with managing our restaurants, and establish a strong presence for our brand in key markets in the United States. There can be no assurance that our strategies and initiatives will be successful solutions to the current challenges.

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
Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for eighteen fiscal periods or longer. Each fiscal period consists of 28 days. As of July 10, 2017 and July 11, 2016, there were 169 and 134 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
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

The following table shows the growth in our Company-owned and franchise restaurant base:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2017	July 11, 2016	July 10, 2017	July 11, 2016
Company-owned Restaurant Base
Beginning of period	211	174	201	163
Openings	13	9	23	20
Restaurants at end of period	224	183	224	183
Franchise Restaurant Base
Beginning of period	3	3	3	3
Restaurants at end of period	3	3	3	3
Total restaurants	227	186	227	186

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2017	July 11, 2016	July 10, 2017	July 11, 2016
Revenue:
Restaurant sales	99.9%	99.9%	99.9%	99.9%
Royalty fees	0.1%	0.1%	0.1%	0.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses(1):
Restaurant operating costs (excluding depreciation and amortization) (1):
Cost of sales	29.3%	30.2%	29.3%	30.0%
Labor	29.8%	28.4%	29.8%	28.7%
Store operating expenses	21.9%	19.7%	21.4%	19.4%
General and administrative expenses	9.6%	11.0%	10.4%	11.4%
Depreciation	5.6%	5.0%	5.6%	5.0%
Amortization	0.5%	0.6%	0.5%	0.6%
Pre-opening costs	0.9%	0.8%	0.8%	0.9%
Loss from disposal of equipment	1.0%	0.2%	0.6%	0.2%
Total operating expenses	98.5%	95.8%	98.3%	96.2%
Income from operations	1.5%	4.2%	1.7%	3.8%
Other income and expenses:
Interest expense, net	1.4%	1.3%	1.4%	1.4%
Other income	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Total other income and expenses	1.3%	1.3%	1.4%	1.3%
Income before provision for income taxes	0.1%	3.0%	0.3%	2.5%
Provision (benefit) for income taxes	(0.6)%	1.2%	(0.1)%	0.8%
Net income	0.8%	1.8%	0.4%	1.8%

(1) As a percentage of restaurant sales.

Twelve Weeks Ended July 10, 2017 compared to Twelve Weeks Ended July 11, 2016
The following table presents selected consolidated comparative results of operations from our unaudited condensed consolidated financial statements for the twelve weeks ended July 10, 2017 compared to the twelve weeks ended July 11, 2016:

	Twelve Weeks Ended

	July 10, 2017	July 11, 2016	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$74,261	$66,222	$8,039	12.1%
Royalty fees	44	51	(7)	(13.7)%
Total revenue	74,305	66,273	8,032	12.1%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	21,791	19,995	1,796	9.0%
Labor	22,113	18,810	3,303	17.6%
Store operating expenses	16,242	13,075	3,167	24.2%
General and administrative expenses	7,124	7,270	(146)	(2.0)%
Depreciation	4,161	3,292	869	26.4%
Amortization	350	373	(23)	(6.2)%
Pre-opening costs	679	552	127	23.0%
Loss from disposal of equipment	748	100	648	648.0%
Total operating expenses	73,208	63,467	9,741	15.3%
Income from operations	1,097	2,806	(1,709)	(60.9)%
Other income and expenses:
Interest expense, net	1,018	861	157	18.2%
Other income	(20)	(20)	—	—%
Total other income and expenses	998	841	157	18.7%
Income before provision for income taxes	99	1,965	(1,866)	(95.0)%
Provision (benefit) for income taxes	(480)	764	(1,244)	(162.8)%
Net income	$579	$1,201	$(622)	(51.8)%
Restaurant sales.    The following table summarizes the growth in restaurant sales from the twelve weeks ended July 11, 2016 to the twelve weeks ended July 10, 2017 (dollars in thousands):

Net Sales
Restaurant sales for twelve weeks ended July 11, 2016	$66,222
Incremental restaurant sales increase due to:
Comparable restaurant sales	(2,385)
Restaurants not in comparable restaurant base	10,424
Restaurant sales for the twelve weeks ended July 10, 2017	$74,261
Restaurant sales increased by $8.0 million, or 12.1%, in the twelve weeks ended July 10, 2017 compared to the twelve weeks ended July 11, 2016. Restaurants not in the comparable restaurant base and other sales accounted for $10.4 million of this increase. Comparable restaurant sales decreased $2.4 million, or 3.8%, in the twelve weeks ended July 10, 2017, comprised primarily of a 5.0% decrease in transactions and product mix offset by a 1.2% increase in price.

Royalty fees.    Royalty fees remained flat in the twelve weeks ended July 10, 2017 compared to the twelve weeks ended July 11, 2016.
Cost of sales.    Cost of sales increased $1.8 million in the twelve weeks ended July 10, 2017 compared to the twelve weeks ended July 11, 2016, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 30.2% in the twelve weeks ended July 11, 2016 to 29.3% in the twelve weeks ended July 10, 2017. This decrease was primarily driven by lower costs in poultry, paper products and beef, offset by higher costs in seafood.
Labor.    Labor increased by $3.3 million in the twelve weeks ended July 10, 2017 compared to the twelve weeks ended July 11, 2016, due primarily to opening 41 new Company-owned restaurants. As a percentage of restaurant sales, labor increased from 28.4% in the twelve weeks ended July 11, 2016 to 29.8% in the twelve weeks ended July 10, 2017. The increase was primarily driven by the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes as well as an increase in wage rates.
Store operating expenses.    Store operating expenses increased by $3.2 million in the twelve weeks ended July 10, 2017 compared to the twelve weeks ended July 11, 2016, due primarily to opening 41 new Company-owned restaurants. As a percentage of restaurant sales, store operating expense increased from 19.7% in the twelve weeks ended July 11, 2016 to 21.9% in the twelve weeks ended July 10, 2017. This increase was primarily attributable to the dilutive effect on margins from our newest restaurants, which, on average, initially operate at less than system-wide average sales volumes as well as increased costs related to in-store technology investments and marketing.
General and administrative expenses.    General and administrative expenses decreased by $0.1 million in the twelve weeks ended July 10, 2017 compared to the twelve weeks ended July 11, 2016. As a percentage of revenue, general and administrative expenses decreased from 11.0% in the twelve weeks ended July 11, 2016 to 9.6% in the twelve weeks ended July 10, 2017. The decrease was primarily driven by lower consulting fees related to a variety of one-time projects from the prior year and lower variable incentive compensation.
Depreciation.    Depreciation increased by $0.9 million in the twelve weeks ended July 10, 2017 compared to the twelve weeks ended July 11, 2016, due primarily to opening 41 new Company-owned restaurants. As a percentage of revenue, depreciation increased from 5.0% in the twelve weeks ended July 11, 2016 to 5.6% in the twelve weeks ended July 10, 2017 primarily due to corporate and in-store technology investments which typically have shorter useful lives.
Amortization.    Amortization remained flat in the twelve weeks ended July 10, 2017 compared to the twelve weeks ended July 11, 2016.
Pre-opening costs.    Pre-opening costs increased by $0.1 million in the twelve weeks ended July 10, 2017 compared to the twelve weeks ended July 11, 2016. As a percent of revenue, pre-opening costs increased from 0.8% in the twelve weeks ended July 11, 2016 to 0.9% in the twelve weeks ended July 10, 2017.
Interest expense.    Interest expense increased by $0.2 million in the twelve weeks ended July 10, 2017 compared to the twelve weeks ended July 11, 2016, due primarily to increased interest from deemed landlord financing.
Provision (benefit) for income taxes.    Benefit for income taxes was $0.5 million for the twelve weeks ended July 10, 2017 compared to provision for income taxes of $0.8 million for the twelve weeks ended July 11, 2016. Our tax expense for the year typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets.  The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.

Twenty-eight Weeks Ended July 10, 2017 compared to Twenty-eight Weeks Ended July 11, 2016
The following table presents selected consolidated comparative results of operations from our unaudited condensed consolidated financial statements for the twenty-eight weeks ended July 10, 2017 compared to the twenty-eight weeks ended July 11, 2016:

	Twenty-eight Weeks Ended

	July 10, 2017	July 11, 2016	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$164,765	$146,570	$18,195	12.4%
Royalty fees	101	114	(13)	(11.4)%
Total revenue	164,866	146,684	18,182	12.4%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	48,287	43,984	4,303	9.8%
Labor	49,065	42,109	6,956	16.5%
Store operating expenses	35,291	28,448	6,843	24.1%
General and administrative expenses	17,109	16,715	394	2.4%
Depreciation	9,213	7,284	1,929	26.5%
Amortization	839	873	(34)	(3.9)%
Pre-opening costs	1,246	1,292	(46)	(3.6)%
Loss from disposal of equipment	1,007	337	670	198.8%
Total operating expenses	162,057	141,042	21,015	14.9%
Income from operations	2,809	5,642	(2,833)	(50.2)%
Other income and expenses:
Interest expense, net	2,386	1,983	403	20.3%
Other income	(49)	(47)	(2)	4.3%
Total other income and expenses	2,337	1,936	401	20.7%
Income before provision for income taxes	472	3,706	(3,234)	(87.3)%
Provision (benefit) for income taxes	(126)	1,109	(1,235)	(111.4)%
Net income	$598	$2,597	$(1,999)	(77.0)%
Restaurant sales.    The following table summarizes the growth in restaurant sales from the twenty-eight weeks ended July 11, 2016 to the twenty-eight weeks ended July 10, 2017 (dollars in thousands):

Net Sales
Restaurant sales for the twenty-eight weeks ended July 11, 2016	$146,570
Incremental restaurant sales increase due to:
Comparable restaurant sales	(4,918)
Restaurants not in comparable restaurant base	23,113
Restaurant sales for the twenty-eight weeks ended July 10, 2017	$164,765
Restaurant sales increased by $18.2 million, or 12.4%, in the twenty-eight weeks ended July 10, 2017 compared to the twenty-eight weeks ended July 11, 2016. Restaurants not in the comparable restaurant base and other sales accounted for $23.1 million of this increase. Comparable restaurant sales decreased $4.9 million, or 3.6%, in the twenty-eight weeks ended July 10, 2017, comprised primarily of a 4.8% decrease in transactions and product mix offset by a 1.2% increase in price.

Royalty fees.    Royalty fees remained flat in the twenty-eight weeks ended July 10, 2017 compared to the twenty-eight weeks ended July 11, 2016.
Cost of sales.    Cost of sales increased $4.3 million in the twenty-eight weeks ended July 10, 2017 compared to the twenty-eight weeks ended July 11, 2016, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 30.0% in the twenty-eight weeks ended July 11, 2016 to 29.3% in the twenty-eight weeks ended July 10, 2017. This decrease was primarily driven by lower costs in beef, poultry, paper products and produce, offset by higher costs in seafood.
Labor.    Labor increased by $7.0 million in the twenty-eight weeks ended July 10, 2017 compared to the twenty-eight weeks ended July 11, 2016, due primarily to opening 41 new Company-owned restaurants. As a percentage of restaurant sales, labor increased from 28.7% in the twenty-eight weeks ended July 11, 2016 to 29.8% in the twenty-eight weeks ended July 10, 2017. The increase was primarily driven by the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes as well as an increase in wage rates.
Store operating expenses.    Store operating expenses increased by $6.8 million in the twenty-eight weeks ended July 10, 2017 compared to the twenty-eight weeks ended July 11, 2016, due primarily to opening 41 new Company-owned restaurants. As a percentage of restaurant sales, store operating expense increased from 19.4% in the twenty-eight weeks ended July 11, 2016 to 21.4% in the twenty-eight weeks ended July 10, 2017. This increase was primarily attributable to the dilutive effect on margins from our newest restaurants, which, on average, initially operate at less than system-wide average sales volumes as well as increased costs related to in-store technology investments and marketing.
General and administrative expenses.    General and administrative expenses increased by $0.4 million in the twenty-eight weeks ended July 10, 2017 compared to the twenty-eight weeks ended July 11, 2016. As a percentage of revenue, general and administrative expenses decreased from 11.4% in the twenty-eight weeks ended July 11, 2016 to 10.4% in the twenty-eight weeks ended July 10, 2017. The decrease was primarily driven by lower consulting fees related to a variety of one-time projects from the prior year and lower variable incentive compensation.
Depreciation.    Depreciation increased by $1.9 million in the twenty-eight weeks ended July 10, 2017 compared to the twenty-eight weeks ended July 11, 2016, due primarily to opening 41 new Company-owned restaurants. As a percentage of revenue, depreciation increased from 5.0% in the twenty-eight weeks ended July 11, 2016 to 5.6% in the twenty-eight weeks ended July 10, 2017 primarily due to corporate and in-store technology investments which typically have shorter useful lives.
Amortization.    Amortization remained flat in the twenty-eight weeks ended July 10, 2017 compared to the twenty-eight weeks ended July 11, 2016.
Pre-opening costs.    Pre-opening costs remained flat in the twenty-eight weeks ended July 10, 2017 compared to the twenty-eight weeks ended July 11, 2016. As a percent of revenue, pre-opening costs decreased from 0.9% in the twenty-eight weeks ended July 11, 2016 to 0.8% in the twenty-eight weeks ended July 10, 2017. The decrease was driven by improved project management and better control of pre-opening expenses.
Interest expense.    Interest expense increased by $0.4 million in the twenty-eight weeks ended July 10, 2017 compared to the twenty-eight weeks ended July 11, 2016, due primarily to increased interest from deemed landlord financing.
Provision (benefit) for income taxes.    Benefit for income taxes was $0.1 million for the twenty-eight weeks ended July 10, 2017 compared to provision for income taxes of $1.1 million for the twenty-eight weeks ended July 11, 2016. Our tax expense for the year typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets.  The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.

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

The following table reconciles income from operations, which is a GAAP financial measure, to restaurant contribution and restaurant contribution margin:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2017	July 11, 2016	July 10, 2017	July 11, 2016

	(Dollars in thousands)
Restaurant Contribution:
Income from operations	$1,097	$2,806	$2,809	$5,642
Less:
Royalty fees	44	51	101	114
Add:
General and administrative expenses	7,124	7,270	17,109	16,715
Depreciation and amortization	4,511	3,665	10,052	8,157
Pre-opening costs(1)	679	552	1,246	1,292
Loss from disposal of equipment	748	100	1,007	337
Restaurant Contribution	$14,115	$14,342	$32,122	$32,029

Total revenue	$74,305	$66,273	$164,866	$146,684
Less: Royalty fees	44	51	101	114
Restaurant sales	$74,261	$66,222	$164,765	$146,570

Restaurant contribution margin	19.0%	21.7%	19.5%	21.9%

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
The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2017	July 11, 2016	July 10, 2017	July 11, 2016

	(Dollars in thousands)
Adjusted EBITDA:
Net income, as reported	$579	$1,201	$598	$2,597
Depreciation and amortization	4,511	3,665	10,052	8,157
Interest expense, net	1,018	861	2,386	1,983
Provision (benefit) for income taxes	(480)	764	(126)	1,109
EBITDA	5,628	6,491	12,910	13,846
Pre-opening costs(1)	679	552	1,246	1,292
Loss from disposal of equipment	748	100	1,007	337
Adjusted EBITDA	$7,055	$7,143	$15,163	$15,475

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
We had negative working capital of $9.9 million as of July 10, 2017 compared to negative working capital of $6.3 million as of December 26, 2016. The increase in negative working capital resulted primarily from capital expenditures related to new store openings. We believe that cash and cash equivalents, expected cash flow from operations and available borrowings on our 2015 Credit Facility in 2017 are adequate to fund our operating lease obligations, capital expenditures and working capital obligations for the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully.
The following table summarizes consolidated cash flow data for the periods indicated:

	Twenty-eight Weeks Ended
	July 10, 2017	July 11, 2016

	(Dollars in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$17,029	$14,908
Net cash used in investing activities	(28,255)	(20,718)
Net cash provided by financing activities	10,282	1,121
Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased to $17.0 million for the twenty-eight weeks ended July 10, 2017 from $14.9 million for the twenty-eight weeks ended July 11, 2016. Net cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.
Net cash provided by operating activities for the twenty-eight weeks ended July 10, 2017 consisted primarily of net income adjusted for non-cash expenses and increases in accounts payable and deferred rent offset by an increase in prepaid expenses and other. The increase in accounts payable was primarily related to seasonality at stores and timing of corporate invoices. The increase in deferred rent is related to new store openings. The increase in prepaid expenses and other is primarily related to the timing of several annual corporate invoices and prepaid rent.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased to $28.3 million for the twenty-eight weeks ended July 10, 2017 from $20.7 million for the twenty-eight weeks ended July 11, 2016. The increase was primarily due to new store openings as well as technology investments in 2017.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities increased to $10.3 million for the twenty-eight weeks ended July 10, 2017 from $1.1 million for the twenty-eight weeks ended July 11, 2016, primarily due to borrowings on our 2015 Credit Facility.

Credit Facility
On February 6, 2015, we entered into the 2015 Credit Facility with Wells Fargo Bank, National Association. The 2015 Credit Facility consists of a revolving loan commitment in the aggregate amount of $20.0 million, and an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility has a five year term and matures on February 6, 2020. As of July 10, 2017, we had $10.0 million indebtedness under the 2015 Credit Facility. The proceeds are being used to fund capital expenditures and working capital obligations.
Off-Balance Sheet Arrangements
As of July 10, 2017, we did not have any off-balance sheet arrangements.
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
We believe our critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable. Our critical accounting polices and estimates are described in our annual consolidated financial statements and the related notes in our 2016 Form 10-K. There have been no material changes affecting our critical accounting policies and estimates for the twelve weeks ended July 10, 2017.

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

Item 4. Controls and Procedures
As of July 10, 2017, the Company's management carried out an evaluation with the participation of Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective to provide reasonable assurance that the information we are required to file under the Exchange Act is recorded and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in internal control over financial reporting during the quarter ended July 10, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: August 17, 2017

ZOE'S KITCHEN, INC.

By:	/s/ Kevin Miles
Name: Kevin Miles
Title: President and Chief Executive Officer

By:	/s/ Sunil Doshi
Name: Sunil Doshi
Title: Chief Financial Officer