Form 10-Q
period 2017-10-02
Zoe's Kitchen, Inc.
filed 2017-11-09
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended October 2, 2017
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
On November 9, 2017 there were 19,554,830 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	October 2, 2017	December 26, 2016
Assets
Current Assets:
Cash and cash equivalents	$4,576	$5,493
Trade accounts receivable, net of allowance for doubtful accounts	2,033	2,287
Other accounts receivable	3,692	3,708
Inventories	2,482	1,878
Prepaid expenses and other	4,455	1,818
Total current assets	17,238	15,184
Property and equipment, net	185,395	162,033
Goodwill	29,528	29,528
Intangibles, net	6,795	7,962
Other long-term assets, net	563	512
Total long-term assets	222,281	200,035
Total assets	$239,519	$215,219
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,946	$7,229
Accrued expenses and other	14,414	14,260
Total current liabilities	24,360	21,489
Long-term liabilities:
Long-term debt	12,500	—
Deemed landlord financing	29,602	29,777
Deferred rent	34,492	28,375
Deferred income taxes	5,306	5,476
Other long-term liabilities, net	43	136
Total long-term liabilities	81,943	63,764
Total liabilities	106,303	85,253
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock: $0.01 par value, 135,000,000 shares authorized as of October 2, 2017 and December 26, 2016; 19,554,830 and 19,460,467 issued and outstanding as of October 2, 2017 and December 26, 2016, respectively.	$196	$195
Additional paid-in capital	151,146	148,482
Accumulated deficit	(18,126)	(18,711)
Total stockholders' equity	133,216	129,966
Total liabilities and stockholders' equity	$239,519	$215,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2017	October 3, 2016	October 2, 2017	October 3, 2016
Revenue:
Restaurant sales	$77,808	$67,245	$242,573	$213,815
Royalty fees	45	51	146	165
Total revenue	77,853	67,296	242,719	213,980
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	22,990	20,780	71,277	64,764
Labor	23,396	19,503	72,461	61,612
Store operating expenses	16,817	14,086	52,108	42,534
General and administrative expenses	7,723	6,313	24,832	23,028
Depreciation	4,495	3,489	13,708	10,773
Amortization	328	367	1,167	1,240
Pre-opening costs	583	614	1,829	1,906
Casualty loss	133	—	133	—
Loss from disposal of equipment	132	91	1,139	428
Total operating expenses	76,597	65,243	238,654	206,285
Income from operations	1,256	2,053	4,065	7,695
Other income and expenses:
Interest expense, net	1,093	916	3,479	2,899
Other income	(21)	(20)	(70)	(67)
Total other income and expenses	1,072	896	3,409	2,832
Income before provision for income taxes	184	1,157	656	4,863
Provision (benefit) for income taxes	(86)	1,450	(212)	2,559
Net income (loss)	$270	$(293)	$868	$2,304
Earnings (loss) per share:
Basic	$0.01	$(0.02)	$0.04	$0.12
Diluted	$0.01	$(0.02)	$0.04	$0.12
Weighted average shares of common stock outstanding:
Basic	19,489,074	19,458,921	19,482,227	19,426,868
Diluted	19,489,074	19,458,921	19,506,342	19,597,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Forty Weeks Ended
	October 2, 2017	October 3, 2016
Cash flows from operating activities:
Net income	$868	$2,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,708	10,773
Amortization of intangible assets	1,167	1,240
Equity-based compensation	2,381	1,669
Deferred income taxes	(170)	2,451
Amortization of loan costs	17	17
Bad debt expense	30	43
Casualty loss	133	—
Loss from disposal of equipment	1,139	428
Accretion of deemed landlord financing	229	243
Changes in operating assets and liabilities:
Trade accounts receivable	224	(558)
Other accounts receivable	16	(2,497)
Inventories	(713)	(401)
Prepaid expenses and other	(2,702)	(2,166)
Accounts payable	2,172	1,633
Accrued expenses and other	739	108
Deferred rent	6,231	6,769
Net cash provided by operating activities	25,469	22,056
Cash flows from investing activities:
Purchase of property and equipment	(41,624)	(35,070)
Proceeds from sale-leaseback transactions	2,291	2,089
Proceeds from sale of property and equipment	—	76
Net cash used in investing activities	(39,333)	(32,905)
Cash flows from financing activities:
Proceeds from line of credit	12,500	—
Proceeds from deemed landlord financing	447	138
Proceeds from exercise of stock options	—	1,082
Net cash provided by financing activities	12,947	1,220
Net change in cash and cash equivalents	(917)	(9,629)
Cash and cash equivalents:
Beginning of period	5,493	19,131
End of period	$4,576	$9,502

Supplemental disclosure of cash flow information:
Cash paid for interest related to long-term debt	$76	$—
Cash paid for interest related to deemed landlord financing	3,403	2,897
Non-cash deemed landlord financing	(850)	(1,100)
Change in accrued purchases of property and equipment	(178)	4,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us") primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of October 2, 2017, we operated 235 Company-owned restaurants and three franchise restaurants in 20 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All of our assets are located in the United States.
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
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-09, “Compensation – Stock Compensation (Topic 718).” The pronouncement was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. We adopted ASU 2016-09 effective December 27, 2016. The portion of ASU 2016-09 related to the accounting for income taxes was adopted using a modified retrospective approach and resulted in a net zero effect on our statement of financial position. As permitted under the new standard, the Company elected to recognize forfeitures as they occur rather than using an estimated forfeiture rate. Adopted using a modified retrospective approach, this election resulted in an increase to accumulated deficit of $0.3 million offset by an equal increase to additional paid-in capital.
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
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment test. Under the new standard, annual and interim goodwill impairment tests will compare the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill. The pronouncement is effective for goodwill impairments tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material impact on our financial position or results of operations.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Previous lease accounting did not require certain lease types to be recognized on the balance sheet. This update is an amendment to the codification and is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years applied using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our financial position and results of operations, but expect that it will result in a significant increase in our long-term assets and liabilities given we have a significant number of leases which are not reflected on the balance sheet under current GAAP. In addition, rental payments under most of our leases for which we are the accounting owner will no longer be considered debt service applied to deemed landlord financing and interest expense. Instead, these rental payments will be classified as rent expense.
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

2.    Supplemental Information
Property and equipment, net consisted of the following (in thousands):

	October 2, 2017	December 26, 2016
Land	$—	$—
Buildings under deemed landlord financing	22,980	23,830
Leasehold improvements	148,919	125,666
Machinery and equipment	38,610	32,566
Furniture and fixtures	7,777	6,604
Automobiles	4,019	4,019
Computer equipment	16,246	9,848
Construction in progress	5,475	6,256
Property and equipment, gross	244,026	208,789
Less: Accumulated depreciation	(58,631)	(46,756)
Total Property and equipment, net	$185,395	$162,033
Accrued expenses and other consisted of the following (in thousands):

	October 2, 2017	December 26, 2016
Accrued payroll and payroll taxes	$5,128	$5,448
Accrued capital purchases	1,647	2,347
Sales tax payable	2,094	1,218
Gift card payable	920	1,200
Other accrued expenses	4,625	4,047
Total Accrued expenses and other	$14,414	$14,260
3.    Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.
4.    Bank Line of Credit and Term Loan
On February 6, 2015, we entered into a credit facility with Wells Fargo Bank, National Association (the "2015 Credit Facility"). The 2015 Credit Facility consisted of a revolving loan commitment in the aggregate amount of $20.0 million, and an incremental revolving credit commitment up to an aggregate amount of $30.0 million. The 2015 Credit Facility had a five year term and was to mature on February 6, 2020. As of October 2, 2017, we had $12.5 million indebtedness under the 2015 Credit Facility. As of October 2, 2017 the amount available under the 2015 Credit Facility was $37.5 million.
Revolving credit loans under the 2015 Credit Facility bore interest, at the Company’s election, at either the base rate plus an applicable margin, or LIBOR plus an applicable margin. The base rate consisted of the highest of the prime rate, the federal funds rate plus 0.5% and LIBOR plus 1.0%. The applicable margin and associated loan commitment fee consisted of two pricing levels based on the Company’s consolidated total debt ratio. If this debt ratio was greater than or equal to 2.50 to 1, then the unused commitment fee was 0.15% per annum, and the applicable margin was LIBOR plus 1.5% or the base rate plus 0.5%. If this debt ratio was less than 2.50 to 1, then the unused commitment fee was 0.125% per annum and the applicable margin was LIBOR plus 1.0% or the base rate. The weighted-average interest rate for the 2015 Credit Facility was 2.4% for the twelve weeks ended October 2, 2017.
The 2015 Credit Facility included specific financial covenants such as a leverage ratio and an interest coverage ratio. We were also subject to other customary covenants, including limitations on additional borrowings, dividend payments and acquisitions. As of October 2, 2017, we were in compliance with these financial and other customary covenants.

On November 7, 2017 we refinanced and replaced the 2015 Credit Facility with a new secured credit facility. Refer to Note 10, "Subsequent Events," for additional information.
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
The following table summarizes our stock option plan activity during the forty weeks ended October 2, 2017:

	Stock Options	Weighted Average Exercise Price
Outstanding as of December 26, 2016	710,597	$26.28
Granted	508,625	19.43
Exercised	—	—
Forfeited	(57,651)	26.45
Expired	(51,758)	21.96
Outstanding as of October 2, 2017	1,109,813	$23.33
Included in the summary of stock option plan activity are 250,000 stock options outstanding as of December 26, 2016 that vested immediately upon completion of the IPO and 185,679 stock options granted that vest in five equal annual installments following the date of the grant. All other options vest in four equal annual installments following the date of the grant. All options have a contractual term of 10 years.
The following table reflects the weighted-average assumptions utilized in the Black-Scholes option-pricing model to value the stock options granted.

Forty Weeks Ended
October 2, 2017
Expected volatility (1)	31.5%
Risk-free rate of return	2.0%
Expected life (in years) (2)	6.3
Dividend yield	0%
Weighted-average fair value per share at date of grant	$6.84
(1) Expected volatility was based on competitors within the industry.
(2) Expected life was calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, as we do not have sufficient historical data for determining the expected term of our stock option awards.

The following table summarizes our restricted stock unit plan activity during the forty weeks ended October 2, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 26, 2016	83,411	$28.13
Granted	66,136	21.36
Vested	(28,847)	27.91
Forfeited	(8,562)	25.80
Non-vested at October 2, 2017	112,138	$24.37

The fair value of the non-vested restricted stock units is based on the closing price on the date of grant. All of our outstanding restricted stock units vest in three equal annual installments following the date of the grant.
During the forty weeks ended October 2, 2017, 65,516 shares of restricted stock were granted. All shares of restricted stock vest in five equal annual installments following the date of the grant.
We recognized equity-based compensation as a component of general and administrative expenses of $0.7 million and $0.5 million during the twelve weeks ended October 2, 2017 and October 3, 2016, respectively, and $2.4 million and $1.7 million during the forty weeks ended October 2, 2017 and October 3, 2016, respectively. As of October 2, 2017, total unrecognized compensation expense related to non-vested stock awards was $7.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.
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
The following table presents the computation of basic and diluted net income (loss) per share for the period indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2017	October 3, 2016	October 2, 2017	October 3, 2016
Net income (loss) (in thousands):	$270	$(293)	$868	$2,304
Shares:
Basic weighted average shares outstanding	19,489,074	19,458,921	19,482,227	19,426,868
Diluted weighted average shares outstanding	19,489,074	19,458,921	19,506,342	19,597,894
Earnings (loss) per share:
Basic EPS	$0.01	$(0.02)	$0.04	$0.12
Diluted EPS	$0.01	$(0.02)	$0.04	$0.12
During the twelve weeks ended October 2, 2017, there were 1,160,243 stock options, 117,204 restricted stock units and 52,041 restricted stock shares excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the twelve weeks ended October 3, 2016, there were 591,546 stock options. 26,055 restricted stock units and no restricted stock shares excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.
During the forty weeks ended October 2, 2017, there were 878,154 stock options, 104,131 restricted stock units and 15,612 restricted stock shares excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the forty weeks ended October 3, 2016, there were 411,001 stock options, 2,487 restricted stock units and no restricted stock shares excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.
7.    Income Taxes
Benefit for income taxes was $0.1 million for the twelve weeks ended October 2, 2017 compared to provision for income taxes of $1.5 million for the twelve weeks ended October 3, 2016. Benefit for income taxes was $0.2 million for the forty weeks ended October 2, 2017 compared to provision for income taxes of $2.6 million for the forty weeks ended October 3, 2016. The effective tax rate was (27)% and 52% for the forty weeks ended October 2, 2017 and October 3, 2016, respectively. Our tax expense for the year typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. Our quarterly provision for income taxes is measured using an annual estimated effective tax rate for the full year applied to period earnings. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.
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
8.    Casualty loss
During the twelve weeks and forty weeks ended October 2, 2017, we recognized a $0.1 million casualty loss related to the write-off of assets and expenses associated with restaurants in Texas and Florida affected by extreme flooding resulting from Hurricanes Harvey and Irma, respectively.
9.    Commitments and Contingencies
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
Litigation
We are currently involved in various claims and legal actions that arise in the ordinary course of our business, including claims resulting from employment related matters. None of these claims, most of which are covered by insurance, has had a material effect on us, and as of the date of this report, we are not party to any material pending legal proceedings and are not aware of any claims that could have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.
10.    Subsequent Events
New Credit Facility
On November 7, 2017, we entered into a credit agreement (the “Credit Agreement”) among Zoe’s Kitchen, Inc., and Zoe’s Kitchen USA, LLC, as the “Loan Parties,” JPMorganChase Bank, N.A., as administrative agent, or “Agent,” and the lenders party thereto.  The Credit Agreement provides for a five-year $50.0 million revolving credit facility (the “2017 Credit Facility”), $12.5 million of which was drawn at closing to prepay in full the Company’s outstanding indebtedness under the 2015 Credit Facility and to replace the 2015 Credit Facility. The 2017 Credit Facility includes the ability to increase, subject to certain conditions, the 2017 Credit Facility by up to $25.0 million.  The Company expects to use future loans under the 2017 Credit Facility, if any, for working capital needs and for general corporate purposes.

Loans under the 2017 Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period in effect for such borrowing plus the "Applicable Rate" ranging from 1.5% to 1.875% per annum, based upon the total leverage ratio (as defined in the Credit Agreement), or (b) the Alternate Base Rate (as defined in the Credit Agreement), plus an "Applicable Rate" ranging from 0.5% to 0.875% per annum, based upon the total leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the 2017 Credit Facility at a rate ranging from 0.20% to 0.35% based upon the total leverage ratio. The obligations of the Company under the 2017 Credit Facility are currently guaranteed by the Loan Parties and may in the future be guaranteed by certain domestic subsidiaries of the Company.  The obligations of the Loan Parties under the Credit Agreement and other loan documents are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (a) all tangible and intangible assets of the Loan Parties, except for certain excluded assets, and (b) all of the equity interests of the subsidiaries of the Loan Parties held by the Loan Parties, subject to certain exclusions and limitations.

The Company is permitted to terminate or reduce the revolving commitments of the lenders and to make voluntary prepayments at any time, subject to break funding payments. The Company is not required to make mandatory prepayments of outstanding indebtedness under the Credit Agreement other than in the case that the aggregate amount of all outstanding loans and letters of credit and/or swingline loans issued under the 2017 Credit Facility exceed the aggregate commitment of all lenders under the 2017 Credit Facility.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Loan Parties and their consolidated subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Under the terms of the Credit Agreement, the Company is required to comply with a maximum total leverage ratio and a minimum interest coverage ratio.

Events of default under the Credit Agreement include, without limitation, the failure by the Company to timely make payments due under the Credit Agreement, the failure by any Loan Party to comply with the covenants under the Credit Agreement and other related agreements, certain defaults under a specified amount of other indebtedness of the Company or its subsidiaries, insolvency or bankruptcy-related events with respect to the Company or any of its subsidiaries, the failure by any Loan Party or any subsidiary thereto to pay its debts as they become due, and other customary events. If one or more events of default occurs and continues, the Agent may, with the consent of the lenders holding a majority of the loans and commitments under the facilities, or will, at the request of such lenders, terminate the commitments of the lenders to make further loans and declare all of the obligations of the Loan Parties under the Credit Agreement to be immediately due and payable. If any bankruptcy event of default occurs, the commitments will be terminated and the obligations of the Loan Parties under the Credit Agreement will become due and payable automatically without any action by the Agent or the lenders.

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

We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 238 restaurants in 20 states as of October 2, 2017, including three franchise restaurants. We opened 34 Company-owned restaurants during the forty weeks ended October 2, 2017. We plan to open 38 to 40 restaurants in fiscal year 2017, including the restaurants opened in the forty weeks ended October 2, 2017. In fiscal year 2017 we have opened 36 restaurants as of November 9, 2017. We believe we are well positioned for future growth with a developed infrastructure capable of supporting a restaurant base that is greater than our existing footprint. Additionally, we believe we have an opportunity to optimize costs and achieve profitability as we benefit from economies of scale.
Growing sales and traffic in the restaurant sector continues to be a challenge. This challenge is due to a number of factors including increased competition, heavy discounting in the casual dining industry, and recent macroeconomic pressures such as slower wage growth, among other factors. These macroeconomic pressures can reduce the availability of our guests' discretionary spending for restaurant visits. In response to these factors we have undertaken a number of significant initiatives which we believe will help us drive profitable sales and traffic growth and improve the guest experience in our restaurants. First, we are continuing to innovate our menu including new snack boxes, appetizers, salads, sauces and entrées. Second, we are making investments in technology to advance our e-commerce, marketing and in-store operational capabilities which are designed to provide a superior guest experience. Third, we are investing in our capabilities to meet the off-premise dining demand through delivery and catering. Last, we continue to focus on improving our operational efficiencies. These strategies are intended to differentiate us from the competition, reduce the costs associated with managing our restaurants, and establish a strong presence for our brand in key markets in the United States. There can be no assurance that our strategies and initiatives will be successful solutions to the current challenges.

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
Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for eighteen fiscal periods or longer. Each fiscal period consists of 28 days. As of October 2, 2017 and October 3, 2016, there were 178 and 143 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
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

The following table shows the growth in our Company-owned and franchise restaurant base:

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2017	October 3, 2016	October 2, 2017	October 3, 2016
Company-owned Restaurant Base
Beginning of period	224	183	201	163
Openings	11	11	34	31
Restaurants at end of period	235	194	235	194
Franchise Restaurant Base
Beginning of period	3	3	3	3
Restaurants at end of period	3	3	3	3
Total restaurants	238	197	238	197

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2017	October 3, 2016	October 2, 2017	October 3, 2016
Revenue:
Restaurant sales	99.9%	99.9%	99.9%	99.9%
Royalty fees	0.1%	0.1%	0.1%	0.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization) (1):
Cost of sales	29.5%	30.9%	29.4%	30.3%
Labor	30.1%	29.0%	29.9%	28.8%
Store operating expenses	21.6%	20.9%	21.5%	19.9%
General and administrative expenses	9.9%	9.4%	10.2%	10.8%
Depreciation	5.8%	5.2%	5.6%	5.0%
Amortization	0.4%	0.5%	0.5%	0.6%
Pre-opening costs	0.7%	0.9%	0.8%	0.9%
Casualty loss	0.2%	—	0.1%	—
Loss from disposal of equipment	0.2%	0.1%	0.5%	0.2%
Total operating expenses	98.4%	96.9%	98.3%	96.4%
Income from operations	1.6%	3.1%	1.7%	3.6%
Other income and expenses:
Interest expense, net	1.4%	1.4%	1.4%	1.4%
Other income	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Total other income and expenses	1.4%	1.3%	1.4%	1.3%
Income before provision for income taxes	0.2%	1.7%	0.3%	2.3%
Provision (benefit) for income taxes	(0.1)%	2.2%	(0.1)%	1.2%
Net income (loss)	0.3%	(0.4)%	0.4%	1.1%

(1) As a percentage of restaurant sales.

Twelve Weeks Ended October 2, 2017 compared to Twelve Weeks Ended October 3, 2016
The following table presents selected consolidated comparative results of operations from our unaudited condensed consolidated financial statements for the twelve weeks ended October 2, 2017 compared to the twelve weeks ended October 3, 2016:

	Twelve Weeks Ended

	October 2, 2017	October 3, 2016	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$77,808	$67,245	$10,563	15.7%
Royalty fees	45	51	(6)	(11.8)%
Total revenue	77,853	67,296	10,557	15.7%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	22,990	20,780	2,210	10.6%
Labor	23,396	19,503	3,893	20.0%
Store operating expenses	16,817	14,086	2,731	19.4%
General and administrative expenses	7,723	6,313	1,410	22.3%
Depreciation	4,495	3,489	1,006	28.8%
Amortization	328	367	(39)	(10.6)%
Pre-opening costs	583	614	(31)	(5.0)%
Casualty loss	133	—	133	*
Loss from disposal of equipment	132	91	41	45.1%
Total operating expenses	76,597	65,243	11,354	17.4%
Income from operations	1,256	2,053	(797)	(38.8)%
Other income and expenses:
Interest expense, net	1,093	916	177	19.3%
Other income	(21)	(20)	(1)	5.0%
Total other income and expenses	1,072	896	176	19.6%
Income before provision for income taxes	184	1,157	(973)	(84.1)%
Provision (benefit) for income taxes	(86)	1,450	(1,536)	(105.9)%
Net income (loss)	$270	$(293)	$563	(192.2)%

* Not meaningful
Restaurant sales.    The following table summarizes the growth in restaurant sales from the twelve weeks ended October 3, 2016 to the twelve weeks ended October 2, 2017 (dollars in thousands):

Net Sales
Restaurant sales for twelve weeks ended October 3, 2016	$67,245
Incremental restaurant sales increase due to:
Comparable restaurant sales	(321)
Restaurants not in comparable restaurant base	10,884
Restaurant sales for the twelve weeks ended October 2, 2017	$77,808
Restaurant sales increased by $10.6 million, or 15.7%, in the twelve weeks ended October 2, 2017 compared to the twelve weeks ended October 3, 2016. Restaurants not in the comparable restaurant base and other sales accounted for $10.9 million of this increase. Comparable restaurant sales decreased $0.3 million, or 0.5%, in the twelve weeks ended October 2, 2017, comprised primarily of a 2.3% decrease in transactions and product mix offset by a 1.8% increase in price.
Royalty fees.    Royalty fees remained flat in the twelve weeks ended October 2, 2017 compared to the twelve weeks ended October 3, 2016.
Cost of sales.    Cost of sales increased $2.2 million in the twelve weeks ended October 2, 2017 compared to the twelve weeks ended October 3, 2016, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 30.9% in the twelve weeks ended October 3, 2016 to 29.5% in the twelve weeks ended October 2, 2017. This decrease was primarily driven by lower costs in poultry, paper products and beef, partially offset by higher costs in seafood.
Labor.    Labor increased by $3.9 million in the twelve weeks ended October 2, 2017 compared to the twelve weeks ended October 3, 2016, due primarily to opening 41 new Company-owned restaurants. As a percentage of restaurant sales, labor increased from 29.0% in the twelve weeks ended October 3, 2016 to 30.1% in the twelve weeks ended October 2, 2017. The increase was primarily driven by the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes, as well as an increase in wage rates.
Store operating expenses.    Store operating expenses increased by $2.7 million in the twelve weeks ended October 2, 2017 compared to the twelve weeks ended October 3, 2016, due primarily to opening 41 new Company-owned restaurants. As a percentage of restaurant sales, store operating expense increased from 20.9% in the twelve weeks ended October 3, 2016 to 21.6% in the twelve weeks ended October 2, 2017. This increase was primarily attributable to the dilutive effect on margins from our newest restaurants, which, on average, initially operate at less than system-wide average sales volumes as well as increased marketing costs.
General and administrative expenses.    General and administrative expenses increased by $1.4 million in the twelve weeks ended October 2, 2017 compared to the twelve weeks ended October 3, 2016. As a percentage of revenue, general and administrative expenses increased from 9.4% in the twelve weeks ended October 3, 2016 to 9.9% in the twelve weeks ended October 2, 2017. The increase was primarily driven by the timing of variable incentive compensation in the prior year.
Depreciation.    Depreciation increased by $1.0 million in the twelve weeks ended October 2, 2017 compared to the twelve weeks ended October 3, 2016, due primarily to opening 41 new Company-owned restaurants. As a percentage of revenue, depreciation increased from 5.2% in the twelve weeks ended October 3, 2016 to 5.8% in the twelve weeks ended October 2, 2017, primarily due to corporate and in-store technology investments which typically have shorter useful lives.
Amortization.    Amortization remained flat in the twelve weeks ended October 2, 2017 compared to the twelve weeks ended October 3, 2016.
Pre-opening costs.    Pre-opening costs remained flat in the twelve weeks ended October 2, 2017 compared to the twelve weeks ended October 3, 2016. As a percentage of revenue, pre-opening costs decreased from 0.9% in the twelve weeks ended October 3, 2016 to 0.7% in the twelve weeks ended October 2, 2017.
Interest expense.    Interest expense increased by $0.2 million in the twelve weeks ended October 2, 2017 compared to the twelve weeks ended October 3, 2016, due primarily to increased interest from deemed landlord financing and increased borrowings on our 2015 Credit Facility.
Provision (benefit) for income taxes.    Benefit for income taxes was $0.1 million for the twelve weeks ended October 2, 2017 compared to provision for income taxes of $1.5 million for the twelve weeks ended October 3, 2016. Our tax expense for the year typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets.  The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.

Forty Weeks Ended October 2, 2017 compared to Forty Weeks Ended October 3, 2016
The following table presents selected consolidated comparative results of operations from our unaudited condensed consolidated financial statements for the forty weeks ended October 2, 2017 compared to the forty weeks ended October 3, 2016:

	Forty Weeks Ended

	October 2, 2017	October 3, 2016	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$242,573	$213,815	$28,758	13.4%
Royalty fees	146	165	(19)	(11.5)%
Total revenue	242,719	213,980	28,739	13.4%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	71,277	64,764	6,513	10.1%
Labor	72,461	61,612	10,849	17.6%
Store operating expenses	52,108	42,534	9,574	22.5%
General and administrative expenses	24,832	23,028	1,804	7.8%
Depreciation	13,708	10,773	2,935	27.2%
Amortization	1,167	1,240	(73)	(5.9)%
Pre-opening costs	1,829	1,906	(77)	(4.0)%
Casualty loss	133	—	133	*
Loss from disposal of equipment	1,139	428	711	166.1%
Total operating expenses	238,654	206,285	32,369	15.7%
Income from operations	4,065	7,695	(3,630)	(47.2)%
Other income and expenses:
Interest expense, net	3,479	2,899	580	20.0%
Other income	(70)	(67)	(3)	4.5%
Total other income and expenses	3,409	2,832	577	20.4%
Income before provision for income taxes	656	4,863	(4,207)	(86.5)%
Provision (benefit) for income taxes	(212)	2,559	(2,771)	(108.3)%
Net income	$868	$2,304	$(1,436)	(62.3)%

* Not meaningful
Restaurant sales.    The following table summarizes the growth in restaurant sales from the forty weeks ended October 3, 2016 to the forty weeks ended October 2, 2017 (dollars in thousands):

Net Sales
Restaurant sales for the forty weeks ended October 3, 2016	$213,815
Incremental restaurant sales increase due to:
Comparable restaurant sales	(5,239)
Restaurants not in comparable restaurant base	33,997
Restaurant sales for the forty weeks ended October 2, 2017	$242,573
Restaurant sales increased by $28.8 million, or 13.4%, in the forty weeks ended October 2, 2017 compared to the forty weeks ended October 3, 2016. Restaurants not in the comparable restaurant base and other sales accounted for $34.0 million of this increase. Comparable restaurant sales decreased $5.2 million, or 2.6%, in the forty weeks ended October 2, 2017, comprised primarily of a 4.0% decrease in transactions and product mix offset by a 1.4% increase in price.
Royalty fees.    Royalty fees remained flat in the forty weeks ended October 2, 2017 compared to the forty weeks ended October 3, 2016.
Cost of sales.    Cost of sales increased $6.5 million in the forty weeks ended October 2, 2017 compared to the forty weeks ended October 3, 2016, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 30.3% in the forty weeks ended October 3, 2016 to 29.4% in the forty weeks ended October 2, 2017. This decrease was primarily driven by lower costs in beef, poultry, paper products and produce, partially offset by higher costs in seafood.
Labor.    Labor increased by $10.8 million in the forty weeks ended October 2, 2017 compared to the forty weeks ended October 3, 2016, due primarily to opening 41 new Company-owned restaurants. As a percentage of restaurant sales, labor increased from 28.8% in the forty weeks ended October 3, 2016 to 29.9% in the forty weeks ended October 2, 2017. The increase was primarily driven by the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes as well as an increase in wage rates.
Store operating expenses.    Store operating expenses increased by $9.6 million in the forty weeks ended October 2, 2017 compared to the forty weeks ended October 3, 2016, due primarily to opening 41 new Company-owned restaurants. As a percentage of restaurant sales, store operating expense increased from 19.9% in the forty weeks ended October 3, 2016 to 21.5% in the forty weeks ended October 2, 2017. This increase was primarily attributable to the dilutive effect on margins from our newest restaurants, which, on average, initially operate at less than system-wide average sales volumes as well as increased costs related to in-store technology investments and marketing.
General and administrative expenses.    General and administrative expenses increased by $1.8 million in the forty weeks ended October 2, 2017 compared to the forty weeks ended October 3, 2016. As a percentage of revenue, general and administrative expenses decreased from 10.8% in the forty weeks ended October 3, 2016 to 10.2% in the forty weeks ended October 2, 2017. The decrease was primarily driven by lower consulting fees related to a variety of one-time projects from the prior year and lower variable incentive compensation.
Depreciation.    Depreciation increased by $2.9 million in the forty weeks ended October 2, 2017 compared to the forty weeks ended October 3, 2016, due primarily to opening 41 new Company-owned restaurants. As a percentage of revenue, depreciation increased from 5.0% in the forty weeks ended October 3, 2016 to 5.6% in the forty weeks ended October 2, 2017 primarily due to corporate and in-store technology investments which typically have shorter useful lives.
Amortization.    Amortization remained flat in the forty weeks ended October 2, 2017 compared to the forty weeks ended October 3, 2016.
Pre-opening costs.    Pre-opening costs decreased $0.1 million in the forty weeks ended October 2, 2017 compared to the forty weeks ended October 3, 2016. As a percent of revenue, pre-opening costs decreased from 0.9% in the forty weeks ended October 3, 2016 to 0.8% in the forty weeks ended October 2, 2017. The decrease was driven by improved project management and better control of pre-opening expenses.
Interest expense.    Interest expense increased by $0.6 million in the forty weeks ended October 2, 2017 compared to the forty weeks ended October 3, 2016, due primarily to increased interest from deemed landlord financing and increased borrowings on our 2015 Credit Facility.

Provision (benefit) for income taxes.    Benefit for income taxes was $0.2 million for the forty weeks ended October 2, 2017 compared to provision for income taxes of $2.6 million for the forty weeks ended October 3, 2016. Our tax expense for the year typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets.  The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.
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

The following table reconciles income from operations, which is a GAAP financial measure, to restaurant contribution and restaurant contribution margin:

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2017	October 3, 2016	October 2, 2017	October 3, 2016

	(Dollars in thousands)
Restaurant Contribution:
Income from operations	$1,256	$2,053	$4,065	$7,695
Less:
Royalty fees	45	51	146	165
Add:
General and administrative expenses	7,723	6,313	24,832	23,028
Depreciation and amortization	4,823	3,856	14,875	12,013
Pre-opening costs(1)	583	614	1,829	1,906
Casualty loss(2)	133	—	133	—
Loss from disposal of equipment	132	91	1,139	428
Restaurant Contribution	$14,605	$12,876	$46,727	$44,905

Total revenue	$77,853	$67,296	$242,719	$213,980
Less: Royalty fees	45	51	146	165
Restaurant sales	$77,808	$67,245	$242,573	$213,815

Restaurant contribution margin	18.8%	19.1%	19.3%	21.0%

(1) Represent expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
(2) Represents expenses and write off of assets associated with stores in Texas and Florida affected by Hurricanes Harvey and Irma.
EBITDA and Adjusted EBITDA
EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization.
We define Adjusted EBITDA as EBITDA plus loss from disposal of equipment, pre-opening costs and casualty loss. EBITDA and Adjusted EBITDA are intended as a supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
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
The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2017	October 3, 2016	October 2, 2017	October 3, 2016

	(Dollars in thousands)
Adjusted EBITDA:
Net income (loss), as reported	$270	$(293)	$868	$2,304
Depreciation and amortization	4,823	3,856	14,875	12,013
Interest expense, net	1,093	916	3,479	2,899
Provision (benefit) for income taxes	(86)	1,450	(212)	2,559
EBITDA	6,100	5,929	19,010	19,775
Pre-opening costs(1)	583	614	1,829	1,906
Casualty loss (2)	133	—	133	—
Loss from disposal of equipment	132	91	1,139	428
Adjusted EBITDA	$6,948	$6,634	$22,111	$22,109

(1) Represents expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
(2) Represents expenses and write off of assets associated with stores in Texas and Florida affected by Hurricanes Harvey and Irma.

Liquidity and Capital Resources
Summary of Cash Flows
Our primary sources of liquidity and cash flows are operating cash flows and available borrowings under our 2017 Credit Facility. We are using these sources to fund capital expenditures for new Company-owned restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 20 days to pay our vendors.
We had negative working capital of $7.1 million as of October 2, 2017 compared to negative working capital of $6.3 million as of December 26, 2016. The increase in negative working capital resulted primarily from capital expenditures related to new store openings. We believe that cash and cash equivalents, expected cash flow from operations and available borrowings on our 2017 Credit Facility are adequate to fund our operating lease obligations, capital expenditures and working capital obligations for the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully.
The following table summarizes consolidated cash flow data for the periods indicated:

	Forty Weeks Ended
	October 2, 2017	October 3, 2016

	(Dollars in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$25,469	$22,056
Net cash used in investing activities	(39,333)	(32,905)
Net cash provided by financing activities	12,947	1,220
Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased to $25.5 million for the forty weeks ended October 2, 2017 from $22.1 million for the forty weeks ended October 3, 2016. Net cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.
Net cash provided by operating activities for the forty weeks ended October 2, 2017 consisted primarily of net income adjusted for non-cash expenses and increases in accounts payable and deferred rent offset by an increase in prepaid expenses and other. The increase in accounts payable was primarily related to seasonality at stores and timing of corporate invoices. The increase in deferred rent is related to new store openings. The increase in prepaid expenses and other is primarily related to the timing of several annual corporate invoices and prepaid rent.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased to $39.3 million for the forty weeks ended October 2, 2017 from $32.9 million for the forty weeks ended October 3, 2016. The increase was primarily due to new store openings as well as technology investments in 2017, offset by proceeds from a sale-leaseback transaction.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities increased to $12.9 million for the forty weeks ended October 2, 2017 from $1.2 million for the forty weeks ended October 3, 2016, primarily due to borrowings on our 2015 Credit Facility.

Credit Facility
On November 7, 2017, we entered into the 2017 Credit Facility with JPMorgan Chase Bank, N.A. as administrative agent. Refer to Note 10, Subsequent Events, of the Notes to the Unaudited Condensed Consolidated Financial Statements and Item 5 of Part II of this report for additional information.
Off-Balance Sheet Arrangements
As of October 2, 2017, we did not have any off-balance sheet arrangements.
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
We believe our critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable. Our critical accounting polices and estimates are described in our annual consolidated financial statements and the related notes in our 2016 Form 10-K. There have been no material changes affecting our critical accounting policies and estimates for the twelve weeks ended October 2, 2017.

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

Item 4. Controls and Procedures
As of October 2, 2017, the Company's management carried out an evaluation with the participation of Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective to provide reasonable assurance that the information we are required to file under the Exchange Act is recorded and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in internal control over financial reporting during the quarter ended October 2, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 9, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 26, 2016.

Item 2. Unregistered Sales of Equity and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On November 7, 2017, we entered into a credit agreement (the “Credit Agreement”) among Zoe’s Kitchen, Inc., and Zoe’s Kitchen USA, LLC, as the “Loan Parties,” JPMorganChase Bank, N.A., as administrative agent, or “Agent,” and the lenders party thereto.  The Credit Agreement provides for a five-year $50.0 million revolving credit facility (the “2017 Credit Facility”), $12.5 million of which was drawn at closing to prepay in full the Company’s outstanding indebtedness under the 2015 Credit Facility and to replace the 2015 Credit Facility. The 2017 Credit Facility includes the ability to increase, subject to certain conditions, the 2017 Credit Facility by up to $25.0 million.  The Company expects to use future loans under the 2017 Credit Facility, if any, for working capital needs and for general corporate purposes.

Loans under the 2017 Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period in effect for such borrowing plus the "Applicable Rate" ranging from 1.5% to 1.875% per annum, based upon the total leverage ratio (as defined in the Credit Agreement), or (b) the Alternate Base Rate (as defined in the Credit Agreement), plus an "Applicable Rate" ranging from 0.5% to 0.875% per annum, based upon the total leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the 2017 Credit Facility at a rate ranging from 0.20% to 0.35% based upon the total leverage ratio. The obligations of the Company under the 2017 Credit Facility are currently guaranteed by the Loan Parties and may in the future be guaranteed by certain domestic subsidiaries of the Company.  The obligations of the Loan Parties under the Credit Agreement and other loan documents are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (a) all tangible and intangible assets of the Loan Parties, except for certain excluded assets, and (b) all of the equity interests of the subsidiaries of the Loan Parties held by the Loan Parties, subject to certain exclusions and limitations.

The Company is permitted to terminate or reduce the revolving commitments of the lenders and to make voluntary prepayments at any time, subject to break funding payments. The Company is not required to make mandatory prepayments of outstanding indebtedness under the Credit Agreement other than in the case that the aggregate amount of all outstanding loans and letters of credit and/or swingline loans issued under the 2017 Credit Facility exceed the aggregate commitment of all lenders under the 2017 Credit Facility.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Loan Parties and their consolidated subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Under the terms of the Credit Agreement, the Company is required to comply with a maximum total leverage ratio and a minimum interest coverage ratio.

Events of default under the Credit Agreement include, without limitation, the failure by the Company to timely make payments due under the Credit Agreement, the failure by any Loan Party to comply with the covenants under the Credit Agreement and other related agreements, certain defaults under a specified amount of other indebtedness of the Company or its subsidiaries, insolvency or bankruptcy-related events with respect to the Company or any of its subsidiaries, the failure by any Loan Party or any subsidiary thereto to pay its debts as they become due, and other customary events. If one or more events of default occurs and continues, the Agent may, with the consent of the lenders holding a majority of the loans and commitments under the facilities, or will, at the request of such lenders, terminate the commitments of the lenders to make further loans and declare all of the obligations of the Loan Parties under the Credit Agreement to be immediately due and payable. If any bankruptcy event of default occurs, the commitments will be terminated and the obligations of the Loan Parties under the Credit Agreement will become due and payable automatically without any action by the Agent or the lenders.

The foregoing description of the Credit Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, which is being filed as Exhibit 10.1 to this report.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Credit Agreement dated November 7, 2017, among Zoe’s Kitchen, Inc., as Borrower, The Lenders Party Hereto, and JPMorganChase Bank, N.A., as Administrative Agent.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 9, 2017

ZOE'S KITCHEN, INC.

By:	/s/ Kevin Miles
Name: Kevin Miles
Title: President and Chief Executive Officer

By:	/s/ Sunil Doshi
Name: Sunil Doshi
Title: Chief Financial Officer