Form 10-K
period 2017-12-25
Zoe's Kitchen, Inc.
filed 2018-02-22
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2017
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

Large accelerated filer ☐		Accelerated filer ☑
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of July 10, 2017, the last trading day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's outstanding common equity held by non-affiliates was $181 million, based on the closing price of the registrant's common stock on such date. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2018, there were 19,588,007 shares of common stock outstanding, par value of $0.01 per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III hereof incorporates certain information by reference from the registrant's definitive proxy statement for its 2018 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 25, 2017.

PART I
Item 1. Business
Our Company
Live Mediterranean. Live Zoes!
Zoës Kitchen (the "Company", "Zoës", "we" or "us") is a fast growing, fast-casual restaurant concept serving a distinct menu of fresh, wholesome, Mediterranean-inspired dishes delivered with warm hospitality. Founded in 1995 in Birmingham, Alabama, Zoës Kitchen has never wavered from our commitment to make our food fresh daily and to serve our customers in a warm and welcoming environment.
We believe our brand delivers on our customers' desire for freshly-prepared food and convenient, high-quality experiences. We have grown from 21 restaurants across seven states, including five franchised locations, as of December 29, 2008 to 243 restaurants across 20 states, including three franchised locations, as of December 25, 2017, representing a compound annual growth rate of 31.1%. We have grown our Company-owned restaurant average unit volumes ("AUVs") from approximately $1.1 million in 2009 to approximately $1.4 million in 2017, representing an increase of 27.7% over that time period. Our growth in comparable restaurant sales since 2009 has allowed us to invest significant amounts of capital to drive growth through the opening of new restaurants and the hiring of personnel required to support our growth plans.

Total Restaurants at End of Fiscal Year

Our Concept
Delivering Goodness, through our food and our people, in the communities we serve.
The word "zoë," which means "life" in Greek, is a key component of the Zoës Kitchen culture. Our mission is to "deliver goodness from the inside out" by: (i) offering a differentiated menu of simple, tasty and fresh cuisine inspired by the 21 countries of the Mediterranean; (ii) extending genuine hospitality with personality, including food delivered to your table; (iii) providing an inviting, casually sophisticated environment in our restaurants; and (iv) delivering an outstanding catering experience for business and social events. Our menu offers meals made from scratch using produce, proteins and other ingredients that are predominantly preservative- and additive-free, including our starters, soups, salads, sandwiches, bowls and kabobs. With no microwaves or fryers, grilling is the predominate method of cooking along with an abundance of fresh fruits and vegetables, fresh herbs, olive oil and lean proteins. We promote our brand as an extension of our guests' own kitchens. We offer meals inspired by family recipes that remind our guests of food they would prepare at home, while allowing them to spend extra time with family and friends and fueling a more balanced and active lifestyle. Our food, including both hot and cold items, is well suited for catering to a variety of business and social occasions. We believe our catering offering is a significant competitive differentiator that generates consumer trial of our menu and provides additional opportunities for existing customers to enjoy our food off-premises.

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

•
Tasty.  We seek to provide guests with flavorful menu offerings that align with the Mediterranean diet. The flavor profiles in our menu are inspired by the diverse ingredients found across the 21 countries of the Mediterranean, which range from bright and citrusy to bold and spicy, appealing to a variety of palettes.

•
Fresh.  Fresh ingredients are delivered to our kitchens, where our Zoës team members wash, cut and prepare food in our kitchens daily. We cater to a variety of dietary needs by offering vegetarian, vegan, gluten-free and low calorie options.

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
Delivering a Contemporary Mediterranean Experience with Warm Hospitality.    We strive to provide an inviting and enjoyable customer experience through the atmosphere of our restaurants and the friendliness of our team members. Our restaurants, highlighted by our distinct Zoës Kitchen stripes drawn from the color palette of many seaside Mediterranean neighborhoods, are designed to be warm, welcoming and full of energy. Our patios, a core feature of our restaurants, are an authentic part of both our Southern and Mediterranean heritage and we believe they provide a relaxing and welcoming dining environment.
We aim to deliver hospitality and attentive service whether our customers choose to dine-in, take-out or host a catered event. Our team members are the heart and soul of what we call "delivering goodness from the inside out" - making sure our customers feel as welcome as they are well fed. We believe the atmosphere of our restaurants and the dedication of our team members encourages repeat visits, inspires advocacy and drives increased sales.
Diverse Revenue Mix Provides Multiple Levers for Growth.    We believe our differentiated menu of both hot and cold food enables our customers to utilize our restaurant for multiple occasions throughout the day. We had a balanced day-part mix of approximately 60% lunch and 40% dinner (excluding catering), and our catering business represented approximately 16% of revenue, for 2017. We believe we effectively serve both small and large groups in our restaurants, as well as outside of our restaurants with our catering and home meal replacement alternatives, such as our Zoës Fresh Take™ grab-and-go coolers and our Mediterranean Family Meals options.
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
We believe our strong performance and unit economics across a variety of geographic areas are validation of our concept's portability. For 2017, our top 20 performing restaurants were spread across eight different states.
Experienced Management Team.   Our strategic vision and results-driven culture are directed by our senior management team under the leadership of Kevin Miles, who has guided the growth of our Company from 22 to 243 restaurants as of December 25, 2017. Mr. Miles is a fast-casual industry veteran with over 20 years of relevant experience including leadership roles at La Madeleine French Bakery and Café, Baja Fresh Mexican Grill and Pollo Campero. He directs a team of highly experienced and progressive leaders who are focused on executing our business plan and implementing our growth strategy.

Our Growth Strategies
Bringing Mediterranean Mainstream.    We plan to execute the following strategies to continue to enhance our brand awareness and grow our revenue.
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
Increase Comparable Restaurant Sales.    We intend to focus on generating future comparable restaurant sales growth with an emphasis on the following goals:

•
Heighten brand awareness to drive new customer traffic.  We intend to generate new traffic growth at our restaurants through the application of enhanced digital marketing, targeted advertising programs, local restaurant-level marketing and the word-of-mouth of our existing customers. Our targeted marketing strategy seeks to generate brand loyalty and promote advocacy by appealing to customers' emotional needs and desired self-image.

•
Increase existing customer frequency.  We expect to increase customer frequency through new menu innovation that provides craveable, fresh Mediterranean cuisine at a compelling value. We explore new menu additions by drawing upon the rich heritage and flavors of 21 Mediterranean countries to enhance our offerings. Additionally, we expect to increase return visits through our focused digital and traditional marketing efforts and our loyalty program - ZK Rewards. We will continue to explore ways to increase the number of occasions (lunch, dinner and catering), increase the flexibility of dining options (dine-in, to-go/take home, delivery, call-in and online) and capitalize on the increasing demand for convenient and healthy high-quality home meal replacement alternatives.

•
Grow our catering business.  Our management team has developed innovative solutions, including an online ordering platform and a catering loyalty program, as well as a dedicated team of sales professionals, to enhance our catering offering. We believe our strong catering offering is a significant competitive differentiator and generates consumer trial of our brand as well as provides our existing customers additional ways to enjoy our food off-premises.

Integrated Technology Platform. We have invested heavily in our technology infrastructure in order to build a more scalable and flexible technology platform. This allows us to create a seamless, omni-channel guest experience across mobile, web and in-store ordering. Our technology infrastructure allows us to build customer loyalty and deepen insights in to customer behavior. It also enables us to easily deploy proprietary technology and third party integration.
Expand our reach through delivery. Our food’s proven portability, unique and diverse menu, and dinner relevancy create the strategic advantages necessary to successfully capture incremental growth from delivery. We continue to approach delivery through the traditional lunch and dinner dayparts, and through catering, focusing on protecting the brand and guest experience. We continue to test delivery programs utilizing internal team members, as well as work with external, third-party delivery partners with a focus on operational execution, marketing capabilities and deeper technology integration.
Improve Margins and Leverage Infrastructure.   We have invested in our business, and we believe our corporate infrastructure can support a restaurant base greater than our existing footprint. As we continue to grow, we expect to drive greater efficiencies in our supply chain and leverage our technology. Additionally, we believe we will be able to optimize labor costs at existing restaurants as our restaurant base matures and AUVs increase, and leverage corporate costs over time to enhance earnings as general and administrative expenses grow at a slower rate than our restaurant base and revenues.
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
Expansion Strategy. While we continue to be positioned for additional restaurant growth in existing markets, expansion into new territories will be vital to executing our growth strategy. We employ a hub and spoke method to expansion whereby certain markets are denoted as hubs based on total market potential and geographic spacing. After hub markets are penetrated and have reached sufficient brand awareness, surrounding spoke markets are subsequently developed.
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
Restaurant Management and Employees.    Each restaurant typically is staffed with a restaurant manager, an assistant manager and 20 to 30 team members. We cross-train our employees in an effort to create a depth of competency in our critical restaurant functions. Consistent with our emphasis on customer interaction, we encourage our restaurant managers and team members to welcome and engage with customers throughout the day. To lead our restaurant management teams, we have Regional Operators (each of whom is responsible for between five and ten restaurants), and Regional Directors (each of whom is responsible for between four and six Regional Operators).
We employ an extensive screening process for our managers, including both behavioral and working interviews. Once hired, these team members participate in a seven week in-restaurant management training program that includes both functional learnings in their own restaurants and leadership and management learning with one of our 40+ Mentor General Managers. Each quarter, we have approximately 30 new manager-in-training candidates that complete this process. This pipeline of candidates is intended to assure us that future growth can be supported and that every new Zoës location is staffed with managers that are trained in both our brand and our standards.
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
Restaurant Marketing
Our marketing efforts seek to build brand awareness and increase sales through a variety of customer interactions and marketing initiatives. We focus our marketing strategy on showcasing our ability to provide our customers with a convenient dining experience that highlights a better-for-you menu inspired by the benefits of the Mediterranean Diet. We endeavor to connect emotionally with our guests and provide not only food, but lifestyle content that encourages them to "Live Mediterranean" and live life to the fullest. We utilize community-based restaurant marketing, as well as digital, social, public relations and traditional media tools, to highlight our competitive strengths, including our varied and healthful menu offerings and the value we offer our customers.
Shared, Earned, Owned. Through a variety of channels, we engage with our customers to drive awareness and trial of our brand. Across our new website, mobile app, loyalty program and through a robust email marketing program, we connect with customers to drive online ordering, as well as keep them informed about new menu offerings, promotions and events. Through our social channels including Facebook, Instragram, Twitter, Pinterest and The Zoes Life blog, we connect with our guests directly by presenting meaningful, engaging content designed to inspire action and brand loyalty. Integrating these solutions has enabled us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media.
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
New Menu Introductions. We focus efforts on new menu offerings to broaden our appeal to customers and further substantiate our position as a leading brand in Mediterranean cuisine. We believe these additions deliver prompt consumer action, resulting in more immediate increases in customer trial and frequency.
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
We contract with multiple suppliers including Sysco Corporation ("Sysco"), one of the largest distributors of food and related products to the U.S. food service industry. In 2017, our Sysco spend was approximately 90% of our cost of sales. Our remaining food supplies are distributed by other distributors under separate contracts. Our distributors deliver supplies to our restaurants approximately two to four times per week.
We negotiate pricing and volume terms directly with certain suppliers and distributors, including Sysco. Poultry represented approximately 13% of our total cost of sales for 2017. We are subject to weekly market fluctuations under our current pricing agreements with respect to poultry. Beef represented approximately 10% of our total costs of sales for 2017. Produce and paper products represented approximately 21% and 12%, respectively, of our total cost of sales for 2017. Feta cheese represented approximately 3% of our total cost of sales for 2017. Many of our pricing agreements reset annually. We have identified secondary suppliers for many of our significant products, and we believe we would be able to source our product requirements from multiple suppliers, if necessary.

Competition
We compete in the restaurant industry, primarily in the fast-casual segment but also with restaurants in other segments. We face significant competition from a wide variety of restaurants, grocery stores and other outlets on a national, regional and local level. We believe that we compete primarily based on product quality, concept, ambiance, service, location, convenience, value perception and price. Our competition continues to intensify as competitors increase the breadth and depth of their product offerings and open new restaurants. Additionally, we compete with local and national fast-casual restaurant concepts, specialty restaurants and other retail concepts for prime restaurant locations.
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
We believe that our trademarks, service marks and other intellectual property rights have significant value and are important to the marketing of our brand, and it is our policy to protect and defend vigorously our rights to such intellectual property. However, we cannot predict whether steps taken to protect such rights will be adequate. See "Item 1A. Risk Factors-Risks Related to Our Business and Industry-We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business."
Governmental Regulation and Environmental Matters
We are subject to extensive and varied federal, state and local government laws and regulations, including, but not limited to, regulations related to zoning, licensing, employment, food safety, nutritional content, information security, sanitation, fire prevention and other environmental matters. New laws and regulations or new interpretations of existing laws and regulations may also impact our business. The costs of compliance with existing and new laws and regulations are high and are likely to increase in the future and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties. In addition, we operate each of our restaurants in accordance with standards and procedures designed to comply with applicable licensing requirements. However, an inability to obtain or retain health department or other licenses would adversely affect our operations. Although we have not experienced, and do not anticipate, any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular restaurant or group of restaurants. For additional information regarding regulations that we face in our business, please see “Item 1A. Risk Factors-Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition and results of operations,” and “-Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our business.” We are not aware of any federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or are reasonably expected to materially affect, our results of operations, competitive position, or capital expenditures.”

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
Employees
As of December 25, 2017, we had 5,473 employees, including 159 home office and regional personnel, 484 restaurant level managers and assistant managers and 4,830 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.
Franchising
As of December 25, 2017, we had three franchised restaurants in one state. Our franchise arrangement grants a third-party a license to establish and operate a restaurant using our systems and our trademarks in a given area. The franchisee pays us for the ideas, strategy, marketing, operating system, training, purchasing power and brand recognition. Franchised restaurants must be operated in compliance with our methods, standards and specifications, regarding menu items, ingredients, materials, supplies, services, fixtures, furnishings, décor and signs.
Available Information
We are subject to the information and periodic and current reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), and, in accordance therewith, we file periodic and current reports, proxy statements and other information with the SEC. Such periodic and current reports, proxy statements and other information will be available to the public on the SEC's website at www.sec.gov and free of charge through our website at www.zoeskitchen.com. To receive copies of public records not posted to the SEC's website at prescribed rates, you may complete an online form at www.sec.gov, send a fax to (202) 772-9337 or submit a written request to the SEC, Office of FOIA/PA Operations, 100 F Street, N.E., Washington, D.C. 20549-2736. Please call the SEC at 1-800-SEC-0330 for further information. Please note that our website address is provided as an inactive textual reference only. The information contained on, or accessible through, our website is not part of this report and is therefore not incorporated by reference.

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
One of the key means of achieving our growth strategy will be through opening and operating new restaurants on a profitable basis. We expect this to be the case for the foreseeable future. In 2017, we opened 39 Company-owned restaurants and we plan to open approximately 25 Company-owned restaurants in 2018. We may not be able to open new restaurants as quickly as planned.
In addition, one of our biggest challenges is locating and securing an adequate supply of suitable new restaurant sites in our target markets. Competition for those sites is intense, and other restaurant and retail concepts that compete for those sites may have unit economic models that permit them to bid more aggressively for those sites than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Our ability to open new restaurants during any given period may be negatively impacted by a number of factors, including:

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

•	failure of landlords to timely deliver real estate to us and other landlord delays; and

•	avoiding the impact of inclement weather, natural disasters and other calamities.
Our progress in opening new restaurants from quarter to quarter may occur at an uneven rate. In addition, as we operate more restaurants, our rate of expansion relative to the size of our restaurant base will eventually decline. Our substantial investment associated with the development of each new restaurant, as well as reinvestment into our older restaurants to bring them up to current competitive standards, may cause our operating results to fluctuate and be unpredictable or adversely affect our business. If we do not open new restaurants in the future according to our current plans, the delay could materially adversely affect our business, financial condition and results of operations. If we are unable to effectively implement our development plan, our business, financial condition and results of operations could be materially adversely affected.
Changes in economic conditions and adverse weather and other unforeseen conditions could materially affect our ability to maintain or increase sales at our restaurants or open new restaurants.
Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control. The United States in general and the restaurant industry in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, tax rates and policy, reduced access to credit or other economic factors that may affect consumer confidence and discretionary spending. Traffic in our restaurants could decline if consumers choose to dine out less frequently or reduce the amount they spend on meals while dining out. Negative economic conditions might cause consumers to make long-term changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. In addition, given our geographic concentrations, economic conditions in those particular areas of the country could have a disproportionate impact on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, tornadoes, earthquakes, hurricanes, floods, droughts, fires or other natural or man-made disasters could materially adversely affect our business, financial condition and results of operations. Adverse weather conditions may also impact customer traffic at our restaurants, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. These risks may be exacerbated in the future as some climatologists predict that the long-term effects of climate change may result in more severe, volatile weather. A majority of our restaurants have outdoor seating, and the effects of adverse weather may impact the use of these areas and may negatively impact our revenues. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, potential restaurant closures and related asset impairment charges could result from prolonged negative restaurant sales, which could materially adversely affect our business, financial condition and results of operations.
Our expansion into new markets may present increased risks.
We intend to develop new restaurants in our existing markets, expand our footprint into adjacent markets and selectively enter into new markets. Some of our new restaurant locations may be located in areas where we have less operating experience than in our traditional, existing markets. Restaurants we open in new markets may take longer to reach, or may never reach, expected sales and profit levels on a consistent basis and may have higher construction, pre-opening, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall financial condition and results of operations. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. Our competitors in new markets may harm our business by taking away customers or employees through aggressive and costly advertising, promotions or hiring practices. As has happened when other restaurant concepts have tried to expand into new markets, we may find that our concept has limited appeal or we may experience a decline in the popularity of our concept in the markets in which we operate. Additionally, we may need to make greater investments than we originally planned in advertising and promotional activity to build brand awareness and may find it more difficult to hire, motivate and keep management and hourly employees who share our vision, passion and culture in new markets. We may also incur higher costs from entering new markets if, for example, we assign regional managers to manage comparatively fewer restaurants than in more developed markets. As a result, these new restaurants may be less successful or may achieve target AUVs at a slower rate, or not at all. If we do not successfully execute our plans to enter new markets, our business, financial condition and results of operations could be materially adversely affected.
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
The level of comparable restaurant sales, which represents the change in year-over-year sales from restaurants opened for at least 18 full periods, will affect our sales growth and will continue to be a critical factor affecting our ability to generate profits because the profit margin on comparable restaurant sales is generally higher than the profit margin on new restaurant sales. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in sales growth and ability to achieve profitability that would materially adversely affect our business, financial condition and results of operations. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Key Measures We Use to Evaluate Our Performance-Comparable Restaurant Sales Growth."
Our failure to manage our growth effectively could harm our business and operating results.
Our growth plan includes developing and opening a significant number of new restaurants. While we have continued to invest heavily in our infrastructure including our restaurant management systems, administrative staff, financial and management controls and information systems, such infrastructure may be inadequate to support our planned expansion. Any constraints on our infrastructure and resources may also adversely affect our ability to open and operate our existing restaurants. Managing our growth effectively will require us to continue to upgrade our infrastructure as well as our process and controls relating to hiring, training and retaining our managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure, any of which could harm our business, financial condition and results of operations.
Our failure to maintain our culture and our relationships with our team members and guests could be negatively affected.
We are very proud of our unique culture, from the restaurant-level up through senior management, and truly believe it is integral to our company’s growth to date. Among other important factors, our culture depends on our ability to attract, retain and motivate team members who share our enthusiasm and dedication to delivering goodness to our guests and all others. As we continue to grow, we may have difficulty adapting to sufficiently meet the needs of our operations and simultaneously continuing to maintain our culture. The restaurant labor market remains highly competitive, and we may find it challenging to hire and retain qualified team members who will support and promote our culture. Any inability to attract and retain such persons would limit the success of our business. Our business, financial condition and results of operations could be materially adversely affected if we do not maintain our culture as we grow.
We have experienced net losses in the past, and we may experience net losses in the future.
We experienced a net loss of $2.0 million in 2017, while in 2016 and 2015, we achieved net income of $1.8 million and $1.1 million, respectively. As a participant in the competitive restaurant industry, we may experience net losses in the future and we cannot assure you that we will achieve profitability in future periods.
Opening new restaurants in existing markets may negatively affect sales at our existing restaurants.
The consumer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography as well as the proximity of potential site locations in relation to our existing restaurants. As a result, the opening of a new restaurant in or near markets in which we already have restaurants could adversely affect sales at these existing restaurants. Existing restaurants could also make it more difficult to build our consumer base for a new restaurant in the same market. Sales cannibalization between our restaurants may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, materially adversely affect our business, financial condition and results of operations.
We face significant competition from other restaurant companies, and our inability to compete effectively may adversely affect our traffic, sales and restaurant contribution.
The restaurant industry is intensely competitive with many well-established companies that compete directly and indirectly with us. We compete in the restaurant industry with national, regional and locally-owned limited service restaurants and full-service restaurants. We face competition from the casual dining, quick-service and fast-casual segments of the restaurant industry. We also face competition as a result of convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals. Our competition includes a variety of locally owned restaurants and national and regional chains offering dine-in, carry-out, delivery and catering services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we do. In addition, competition from delivery aggregators and other food delivery services has also increased in recent years, particularly in urbanized areas.  As we expand, we will face competition from these concepts as well as new competitors that strive to compete with our market segments. These competitors may have, among other things, lower operating costs, better locations, better facilities, better management, more effective marketing and more efficient operations. Additionally, we face the risk that new or existing competitors will copy our business model, menu options, presentation or ambiance, among other things.
Several of our competitors compete by offering menu items that are specifically tailored to dietary trends and limitations or health-conscious consumers. Many of our quick-service restaurant competitors offer lower-priced menu options. Any inability to successfully compete with the restaurants in our markets will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenues and profitability. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. If we are unable to continue to compete effectively, our traffic, sales and restaurant contribution could decline and our business, financial condition and results of operations would be adversely affected.
Food safety and foodborne illness concerns could have an adverse effect on our business.
We cannot guarantee that our internal controls and training will be fully effective in preventing all food safety issues at our restaurants, including food tampering or any occurrences of foodborne illnesses. Our quality assurance, health and sanitation internal controls and conditions are inspected by a third-party periodically. If the third-party inspector fails to report unsafe or unsanitary conditions or insufficient internal controls, we cannot guarantee that our internal controls will be fully effective in preventing all food safety issues. Furthermore, since we rely on third-party suppliers, it is difficult to monitor food safety compliance and increases the risk that foodborne illness would affect multiple locations rather than a single restaurant. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. We cannot assure you that all food items are properly maintained during transport throughout the supply chain and that we will identify all products that should not be used in our restaurants. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness or food safety issues relating to any of our restaurants or markets could adversely affect our brand and negatively affect our restaurant sales nationwide. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants. A number of other national restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could materially adversely affect our business, financial condition and results of operations.
Damage to our reputation could negatively impact our business, financial condition and results of operations.
Our growth is dependent in part upon our ability to maintain and enhance the value of our brand, consumers' connection to our brand and positive relationships with our guests and employees. Brand value is based in part on consumer perception of a variety of subjective qualities. We believe we have built our reputation on the high-quality of our food, service and staff, as well as on our culture and the ambience in our restaurants, and we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand could significantly reduce its value and damage our business. For example, our brand value could suffer and our business could be adversely affected if customers perceive a reduction in the quality of our food, service or staff, or an adverse change in our culture or ambience, or otherwise believe we have failed to deliver a consistently positive experience.
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

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.
In recent years, there has been a marked increase in the use of social media platforms and similar networks, including weblogs (blogs), social media websites, Twitter and other forms of Internet-based communications which allow individuals to access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content that their subscribers and participants post, often without filters or checks on accuracy of such posted content. The opportunity for dissemination of information, including inaccurate or incomplete information, is readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Any dissemination of adverse, inaccurate or incomplete information online could harm our business, prospects, financial condition and results of operations.
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
Our operations are also subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local laws that govern these and other employment law matters. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters, and we have been party to such matters in the past. In addition, federal, state and local changes in minimum wages, paid sick leave or labor law matters could materially adversely affect our business, financial condition and results of operations.
There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Policies ("HAACP") approach would be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act ("FSMA"), grants the FDA authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. In certain instances, these requirements may be challenging to meet which may result in substantial costs. For example, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business. We may be required to incur additional time and resources to comply with new food safety requirements made under FSMA or other federal or state food safety regulations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, many applicable laws could require us to expend significant funds to make modifications to our restaurants or operations to comply with such laws. Compliance with these laws can be costly and may increase our exposure to litigation or governmental investigations or proceedings.

Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our business.
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
Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers. We may not be able to effectively respond to changes in consumer health perceptions or to successfully implement the nutrient content disclosure requirements. We also may not be able to effectively adapt any new menu offerings to such perceptions and requirements. The imposition of menu labeling laws could materially adversely affect our business, financial condition and results of operations, as well as our position within the restaurant industry in general.
We rely heavily on certain vendors, suppliers and distributors, which could adversely affect our business.
Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities at a reasonable cost from third-party vendors, suppliers and distributors. We contract with multiple suppliers including Sysco, one of the largest distributors of food and related products to the U.S. food service industry. In 2017, our payments to Sysco constituted most of our cost of sales. Our remaining food supplies are distributed by other distributors under separate contracts and purchase orders. We do not control the businesses of our vendors, suppliers, and distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. A shortage or interruption in the availability of certain food products or supplies could increase costs and limit the availability of products critical to restaurant operations, which in turn could lead to restaurant closures or a decrease in sales which could materially adversely affect our business, financial condition and results of operations. In addition, we use various third-party vendors to provide, support and maintain most of our management information systems. We also outsource certain accounting, payroll and human resource functions to business process service providers. The failure of such vendors to fulfill their obligations could disrupt our operations. Additionally, any changes we may make to the services we obtain from our current or new vendors may disrupt our operations. These disruptions could materially adversely affect our business, financial condition and results of operations.

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
If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. Although we often enter into contracts for the purchase of food products and supplies, we do not have long-term contracts for the purchase of some of these food products and supplies. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating results to deteriorate. If we cannot engage replacement distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which may cause a restaurant to remove items from its menu. Any affected restaurants could experience significant reductions in sales during the shortage or thereafter, if customers change their dining habits as a result. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in food and supply costs could materially adversely affect our business, financial condition and results of operations.
The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.
The PPACA requires health care coverage for many uninsured individuals and expand coverage to those already insured. We currently offer and subsidize a portion of comprehensive healthcare coverage, primarily for our salaried employees. Starting in 2015, the healthcare reform law required us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that met certain minimum requirements of coverage and affordability, or face penalties. In offering such benefits we cannot assure you that the expense will be insubstantial in the future. If the benefits we elect to offer do not meet the applicable requirements, then we may incur penalties and potential liability. The healthcare reform law also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but elect not to participate in our healthcare plans may find it more advantageous to participate in the future. It is also possible that by making changes or failing to make changes in the healthcare plans we offer, we will become less competitive in the market for our labor. Finally, we are anticipating changes to the PPACA requirements in the future, which may impose additional compliance and administrative costs that we cannot predict. While any effects of these new and existing healthcare requirements cannot be determined with certainty, they may significantly increase our overall healthcare coverage costs and could materially adversely affect our, business, financial condition and results of operations.
Changes in, or noncompliance with, labor laws may adversely affect our business.
Various federal and state labor laws govern the relationship with our team members and affect operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, workers' compensation rates, immigration status and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition, and results of operations:

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

Our credit facility may limit our ability to expand our business, and our ability to comply with the repayment obligations, covenants, and other requirements included in the credit facility may be affected by events that are beyond our control.
On November 7, 2017, we entered into a credit agreement with JPMorganChase Bank, N.A. that provides for a five-year $50.0 million revolving credit facility (the "2017 Credit Facility"). The 2017 Credit Facility includes the ability to increase indebtedness, subject to certain conditions, by up to $25.0 million. The 2017 Credit Facility contains certain financial and other covenants, including covenants which require us to maintain various financial ratios, limit our ability to incur additional indebtedness and liens, restrict the amount of capital expenditures that we may incur, and restrict our payment of cash dividends. This facility also limits our ability to engage in mergers or acquisitions, sell certain assets, repurchase our stock and enter into certain lease transactions. The 2017 Credit Facility includes customary events of default, including, but not limited to, the failure to maintain specified financial ratios, the failure to pay any interest, principal or fees when due, the failure to perform certain covenants, inaccurate or false representations or warranties, insolvency or bankruptcy and undergoing a change of control. For more information about our 2017 Credit Facility, see “Item 15. Exhibits, Financial Statement Schedules” of this report. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations or sell assets. As a result, a substantial portion of our cash flows could be required for debt service and might not be available for our operations or other purposes. The covenants in the 2017 Credit Facility may limit our ability to expand our business, and our ability to comply with these provisions may be impacted by events beyond our control. Any failure to comply with any of the financial or operating covenants included in the 2017 Credit Facility could result in an event of default, permitting the lenders to accelerate the maturity of outstanding indebtedness. Any failure to comply with the obligations and covenants in our 2017 Credit Facility would have an adverse impact on our financial condition and our liquidity, which would materially adversely affect our business, financial condition and results of operations.
We may not be able to generate sufficient cash flow or access capital on acceptable terms to meet our future needs.
Continuing to expand our business will require significant capital in the future. To meet our capital needs, we expect to rely on our cash flow from operations, our 2017 Credit Facility and other potential third-party financings. Third-party financings in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain funding will be subject to various factors, including general market conditions, our operating performance, the market's perception of our growth potential, lender sentiment and our ability to incur debt in compliance with other contractual restrictions, such as financial covenants under our credit facility and future debt documents. We believe that cash and cash equivalents and expected cash flow from operations are adequate to fund our debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next fiscal year. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financings, such as selling additional debt or equity securities, and we cannot assure you that we will be able to do so on favorable terms, if at all. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations.
Our marketing initiatives may not be successful.
We believe our brand is critical to our business. We incur substantial costs and expend significant resources in our marketing efforts to raise brand awareness and attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, allowing them to spend significantly more than us on marketing and advertising, including offering aggressive discounting to their customers. The growing prevalence and importance of social media platforms, behavioral advertising and mobile technology also pose challenges and risks for our marketing and advertising strategies. Any failure to effectively use and gain traction through these platforms or technologies could cause our marketing initiatives to be less effective than our competitors. Any marketing initiatives that are less effective than our competitors, or are otherwise unsuccessful for any reason, could have a material adverse effect on our business, financial condition and results of operations.
We have limited control over our franchisees, and any franchisees could take actions that could harm our business.
Franchisees are independent contractors and are not our employees, and we do not exercise control over their day-to-day operations. While we provide training and support to our three franchise locations, the quality of these franchised restaurant operations may be diminished by any number of factors beyond our control. We cannot be certain that any of our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas in a manner consistent with our standards and requirements, or that they will hire and train qualified managers and other restaurant personnel.

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
Our intellectual property is material to our business. Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos and the unique ambiance of our restaurants. While it is our policy to protect and defend vigorously our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages, which in turn could materially adversely affect our business, financial condition and results of operations.
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
The majority of our restaurant sales are by credit or debit cards. In connection with these sales, we receive and maintain certain personal, financial and other information about our customers and employees. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. If the security and information systems of our outsourced third-party providers we use to process such information is compromised, then we may be subject to fines, penalties and other unplanned losses and expenses. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issues cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claims or proceedings could cause us to incur significant unplanned expenses, which could have a material adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these matters may have a material adverse effect on our business.
We rely heavily on technology, and any material failure or breach of security could prevent us from effectively operating our business.
Our information technology systems are used for our point-of-sale, web and mobile platforms, including online and mobile payment systems and rewards programs, and for administrative functions, including human resources, payroll, accounting, legal and internal and external communications. These information technology systems can contain personal, financial or other key information that is entrusted to us by our customers and employees. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow or a breach in security of these systems could adversely impact our business and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital expenditures. In addition, since we rely on technologies from third-parties, any inability to access, secure, and maintain rights with respect such technologies may harm our business.
Failure to successfully implement technology initiatives could adversely impact operating results.
We continue to invest in and rely upon technology in our restaurants not only to efficiently operate but also in an effort to drive sales growth and margin improvement. Our strategic technology initiatives may not be timely implemented or may not achieve the desired results. Certain technology systems, including our web and mobile platform, may be unreliable or inefficient which could impact their reliability encouraging our cutomers to use other food ordering or delivery services. Additionally, implementing evolving technology demands of the consumer may place a significant financial burden on our restaurant operators. Any deficiencies in our technology systems or inability to remain current with our customers' technology demands could adversely impact our business and subject us to additional costs and liabilities.
Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.
In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any location, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the fair value is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If any such future impairment charges are significant, our reported operating results would be adversely affected.

We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.
Our customers occasionally file complaints or lawsuits against us alleging we caused an illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, equal opportunity, harassment, discrimination and similar matters, and we could become subject to class actions or other lawsuits related to these or other matters in the future. In recent years, a number of restaurant companies have been subject to such claims, and some of these lawsuits have resulted in the payment of substantial costs and damages by the defendants. In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products sold and other disclosure and advertising practices. We may also be subject to this type of proceeding in the future. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. Any judgment, settlement or other liability in excess of our insurance coverage could materially and adversely affect our financial condition and results of operations. In addition, any adverse publicity resulting from such claims may also materially and adversely affect our reputation or prospects, which in turn could materially adversely affect our business, financial condition and results of operations.
We could be subject to dram shop liability, which may not be covered by our insurance and adversely affect our business.
Since we serve beer and wine in many of our restaurants, we are subject to state and local "dram shop" statutes, which may subject us to uninsured liabilities. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Because a plaintiff may seek punitive damages, which may not be covered by insurance, this type of action could have an adverse impact on our financial condition and results of operations. Any judgment in such an action significantly in excess of, or not covered by, our insurance policies could adversely affect our business, financial condition and results of operations. Further, any adverse publicity resulting from any such claims may adversely affect us and our restaurants taken as a whole.
Our current insurance may not provide us with adequate levels of coverage and may expose us to unexpected costs.
Our current insurance policies may not be adequate to protect us from liabilities that we incur in our business. Additionally, in the future, our insurance premiums may increase, and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any substantial inadequacy of, or inability to obtain insurance coverage could materially adversely affect our business, financial condition and results of operations. Any unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for exposure, including unexpected increases in medical and indemnity costs, could result in materially different amounts of expense than expected under our insurance programs. Furthermore, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations.
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
We spend significant resources in developing new menu offerings, some of which may not be successful.
We continually invest in developing, marketing and advertising new menu offerings which are intended to attract and retain new customers for our restaurants. Our new menu offerings may not be well-received by customers and may not be successful, which could materially adversely affect our results of operations. Additionally, if our competitors were to increase their spending on menu development and marketing initiatives, or if our menu and marketing initiatives were to be less effective than those of our competitors, we could experience a material adverse effect on our results of operations.
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
Although we have listed our common stock on the New York Stock Exchange, given our growth strategy and stage of development, we cannot assure you that an active trading market will be sustained in the future. If an active trading market is not sustained, you may have difficulty selling any shares of our common stock, and the value of such shares may be materially impaired. Additionally, the market price of our common stock could fluctuate significantly. Those fluctuations could be based on various factors in addition to those otherwise described in this report, including the risk factors described under this Item 1A and the following:

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
Unsolicited takeover proposals, governance change proposals, proxy contests and certain actions by shareholder activists may create additional risks and uncertainties with respect to the Company’s business, and any perceived uncertainties as to our future direction also could affect the market price and volatility of our common stock.
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
As of December 25, 2017, we had federal net operating loss carryforwards of $24.9 million and state net operating loss carryforwards of $12.3 million Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an "ownership change" generally occurs if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have experienced ownership changes as a result of our public offerings completed in 2014. As a result of our ownership changes, if we earn net taxable income, then our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income will be subject to certain limitations. While we do not anticipate these limitations having a significant impact on our future ability to utilize net operating losses, there can be no assurance that such limitations will not have an impact on us in the future. Those net operating loss carryforwards resulted in a deferred tax asset of $5.8 million at December 25, 2017. A full valuation allowance of $7.8 million is recorded against the net deferred tax assets, exclusive of indefinite-lived intangibles, including these carryforwards.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 25, 2017, we and our franchisee operated 243 restaurants in 20 states. We operate a variety of restaurant formats, including in-line, end-cap and free-standing restaurants located in markets of varying sizes. Our restaurants are on average approximately 2,750 square feet. We lease the property for our corporate headquarters and all of the properties on which we operate restaurants.
The map and chart below show the locations of our restaurants as of December 25, 2017:

State	Total
Alabama	17
Arkansas	4
Arizona	8
Colorado	8
Delaware	1
Florida	22
Georgia	26
Kansas	4
Kentucky(1)	3
Louisiana	9
Maryland	9
Missouri	1
New Jersey	3
North Carolina	18
Oklahoma	8
Pennsylvania	10
South Carolina	10
Tennessee	8
Texas	55
Virginia	19
Total	243

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
Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "ZOES." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NYSE:

	Common Stock Price Range
	High	Low
Fiscal Year 2016
First quarter (December 29, 2015 - April 18, 2016)	$41.76	$23.17
Second quarter (April 19, 2016 - July 11, 2016)	$40.60	$34.53
Third quarter (July 12, 2016 - October 3, 2016)	$38.00	$21.86
Fourth quarter (October 4, 2016 - December 26, 2016)	$27.41	$20.20
	High	Low
Fiscal Year 2017
First quarter (December 27, 2016 - April 17, 2017)	$25.92	$16.39
Second quarter (April 18, 2017 - July 10, 2017)	$18.77	$10.94
Third quarter (July 11, 2017 - October 2, 2017)	$13.78	$10.77
Fourth quarter (October 3, 2017 - December 25, 2017)	$17.58	$10.99
On February 22, 2018, there were nine stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Comparison of Cumulative Total Return
Among Zoe's Kitchen, Inc, the NYSE Composite Index, and
the S&P 600 Restaurants Index
$200
$150
$100
$50
4/11/14
12/29/14
12/28/15
12/26/16
12/25/17
Zoe's Kitchen, Inc
NYSE Composite Index
S&P 600 Restaurants Index

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

Item 6. Selected Consolidated Financial Data
The following table presents our selected historical consolidated financial data and certain other financial data. The historical consolidated balance sheet data as of December 25, 2017 and December 26, 2016 and the consolidated statement of operations and consolidated statement of cash flows data for the years ended December 25, 2017, December 26, 2016 and December 28, 2015 have been derived from our historical audited consolidated financial statements, which are included elsewhere in this report. The consolidated balance sheet data as of December 29, 2014 and December 30, 2013 and the consolidated statement of operations and consolidated statement of cash flow data for the year ended December 29, 2014 and December 30, 2013 have been derived from our historical audited consolidated financial statements, which are not included in this report.
We operate on a 52- or 53-week fiscal year that ends on the last Monday of the calendar year. All fiscal years presented herein consist of 52 weeks. Our first fiscal quarter consists of 16 weeks, and each of our second, third and fourth fiscal quarters consists of 12 weeks, except for a 53-week year when the fourth quarter has 13 weeks. We refer to our fiscal years as 2017, 2016, 2015, 2014, and 2013.
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

	Fiscal Year Ended
	December 25, 2017	December 26, 2016	December 28, 2015	December 29, 2014	December 30, 2013

	(Dollars in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$313,923	$275,756	$226,354	$171,256	$115,748
Franchise and royalty fees	178	207	203	477	637
Total revenue	314,101	275,963	226,557	171,733	116,385
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	91,791	83,502	70,518	56,843	38,063
Labor	95,634	81,129	64,756	48,300	32,810
Store operating expenses	68,386	55,921	43,217	31,919	21,780
General and administrative expenses	33,353	30,358	26,666	26,744	13,171
Depreciation	18,404	14,453	11,368	8,900	5,862
Amortization	1,479	1,606	1,638	1,573	1,601
Pre-opening costs	2,264	2,214	2,554	2,109	1,938
Casualty loss	215	—	353	—	—
Loss from disposal of equipment	1,350	355	325	144	175
Total operating expenses	312,876	269,538	221,395	176,532	115,400
Income (loss) from operations	1,225	6,425	5,162	(4,799)	985
Other income and expenses:
Interest expense, net	4,636	3,848	3,270	3,535	4,019
Other income	(90)	(87)	(71)	—	—
Loss on extinguishment of debt	—	—	—	978	—
Loss on interest cap	—	—	—	6	25
Total other expenses	4,546	3,761	3,199	4,519	4,044
Income (loss) before provision for income taxes	(3,321)	2,664	1,963	(9,318)	(3,059)
Provision (benefit) for income taxes	(1,330)	861	839	699	656
Net income (loss)	$(1,991)	$1,803	$1,124	$(10,017)	$(3,715)

Earnings per share:(1)
Basic and diluted	$(0.10)	$0.09	$0.06	$(0.58)	$(0.30)
Weighted average shares outstanding:(1)
Basic	19,484,111	19,434,622	19,344,896	17,409,673	12,561,414
Diluted	19,484,111	19,586,447	19,552,708	17,409,673	12,561,414

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$31,123	$26,064	$26,253	$17,753	$10,924
Net cash used in investing activities	(46,931)	(41,107)	(38,295)	(40,080)	(28,242)
Net cash provided by financing activities	12,591	1,405	1,783	50,568	16,017

Balance Sheet Data:
Cash and cash equivalents	$2,276	$5,493	$19,131	$29,390	$1,149
Property and equipment, net	191,686	162,033	131,819	103,945	78,629
Total assets	240,522	215,219	197,994	178,661	120,064
Total debt(2)	45,758	29,913	28,653	23,568	61,650
Total stockholders' equity	131,079	129,966	124,956	121,269	33,579

	Fiscal Year Ended
	December 25, 2017	December 26, 2016	December 28, 2015	December 29, 2014	December 30, 2013

	(Dollars in thousands)
Other Operating Data:
Company-owned restaurants at end of period	240	201	163	129	94
Franchise restaurants at end of period	3	3	3	3	8
Company-owned:
Average unit volume	$1,448	$1,541	$1,556	$1,501	$1,470
Comparable restaurant sales growth	(2.0)%	4.0%	6.3%	6.7%	6.9%
Restaurant contribution(3)	$58,112	$55,204	$47,863	$34,194	$23,095
as a percentage of restaurant sales	18.5%	20.0%	21.1%	20.0%	20.0%
Adjusted EBITDA(4)	$25,027	$25,140	$22,339	$15,784	$10,899
as a percentage of revenue	8.0%	9.1%	9.9%	9.2%	9.4%
Capital expenditures	$49,222	$45,845	$38,403	$31,102	$28,267

(1) Earnings per common share gives effect to (i) the distribution of 12,561,414 shares of our common stock previously held by Zoe's Investors, LLC to its members in connection with the Company's initial public offering (the "IPO"), (ii) the 125,614.14-for-1 stock split of our common stock, which was effected in connection with the IPO; and (iii) the issuance of 6,708,332 shares of our common stock in the IPO, as if each of these events had occurred on December 28, 2010.

(2) Includes interest-bearing debt, residual value obligations and deemed landlord financing, as applicable.
(3) Restaurant contribution is defined as restaurant sales less restaurant operating costs, which are cost of sales, labor and store operating expenses. Restaurant contribution margin is restaurant contribution as a percentage of restaurant sales. When used in conjunction with GAAP financial measures, restaurant contribution and restaurant contribution margin are supplemental measures that we believe are useful in evaluating operating performance and profitability of our restaurants. Additionally, restaurant contribution and restaurant contribution margin are key metrics used internally by our management to develop budgets and forecast, as well as assess the performance of our restaurants relative to budget and against prior periods. We believe the supplemental presentation of restaurant and restaurant contribution margin provides investors with a meaningful view of our operating performance as these measures depict the operating results that are directly impacted by our restaurants and exclude items that may not be indicative of, or are unrelated to, the ongoing operations of our restaurants. It may also assist investors to evaluate our performance relative to peers of various sizes and maturities and provide greater transparency to how our management evaluates our business as well as our financial and operational decision making.

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

The following table reconciles income from operations, which is a GAAP financial measure, to restaurant contribution and restaurant contribution margin for 2017, 2016, 2015, 2014, and 2013:

	Fiscal Year Ended
	December 25, 2017	December 26, 2016	December 28, 2015	December 29, 2014	December 30, 2013

	(Dollars in thousands)
Restaurant Contribution:
Income (loss) from operations	1,225	6,425	5,162	(4,799)	985
Less:
Royalty fees	178	207	203	477	637
Add:
General and administrative expenses	33,353	30,358	26,666	26,744	13,171
Depreciation and amortization	19,883	16,059	13,006	10,473	7,463
Pre-opening costs(1)	2,264	2,214	2,554	2,109	1,938
Casualty loss(2)	215	—	353	—	—
Loss from disposal of equipment	1,350	355	325	144	175
Restaurant Contribution	58,112	55,204	47,863	34,194	23,095

Total revenue	314,101	275,963	226,557	171,733	116,385
Less: Royalty fees	178	207	203	477	637
Restaurant sales	313,923	275,756	226,354	171,256	115,748

Restaurant contribution margin	18.5%	20.0%	21.1%	20.0%	20.0%

(1) Represent expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
(2) Represents expenses and write off of assets associated with stores in Texas and Florida affected by Hurricanes Harvey and Irma in 2017 and write off of assets associated with one store in South Carolina affected by Hurricane Joaquin in 2015.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for 2017, 2016, 2015, 2014, and 2013:

	Fiscal Year Ended
	December 25, 2017	December 26, 2016	December 28, 2015	December 29, 2014	December 30, 2013

	(Dollars in thousands)
Adjusted EBITDA:
Net income (loss), as reported	$(1,991)	$1,803	$1,124	$(10,017)	$(3,715)
Depreciation and amortization	19,883	16,059	13,006	10,473	7,463
Interest expense	4,636	3,848	3,270	3,535	4,019
Provision (benefit) for income taxes	(1,330)	861	839	699	656
EBITDA	21,198	22,571	18,239	4,690	8,423
Asset disposals and loss on interest cap(1)	1,350	355	325	150	200
Management and consulting fees(2)	—	—	—	113	264
Equity-based compensation expense(3)	—	—	—	6,111	74
Loss on extinguishment of debt(4)	—	—	—	978	—
Pre-opening costs(5)	2,264	2,214	2,554	2,109	1,938
Casualty loss(6)	215	—	353	—	—
Offering related expenses(7)	—	—	—	1,463	—
Executive transition costs(8)	—	—	868	—	—
Executive relocation expenses(9)	—	—	—	170	—
Adjusted EBITDA	$25,027	$25,140	$22,339	$15,784	$10,899

(1) Represents costs related to loss on disposal of equipment and loss on interest rate cap.
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
(6) Represents expenses and write off of assets associated with stores in Texas and Florida affected by Hurricanes Harvey and Irma in 2017 and write off of assets associated with one store in South Carolina affected by Hurricane Joaquin in 2015.

(7) Represents fees and expenses that were incurred, but not capitalized, in relation to our IPO completed on April 16, 2014 and our follow-on offerings completed on August 19, 2014 and November 19, 2014.

(8) Represents costs associated with our former Chief Financial Officer's ("CFO") departure pursuant to his employment and transition agreement and costs associated with the hiring of our new CFO including executive recruiter services and his employment commencement.

(9) Represents costs associated with executive relocation packages.

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
Overview
Zoës Kitchen is a fast growing, fast-casual restaurant concept serving a distinct menu of fresh, wholesome, Mediterranean-inspired dishes delivered with warm hospitality. Founded in 1995 in Birmingham, Alabama, Zoës Kitchen has never wavered from our commitment to make our food fresh daily and to serve our customers in a warm and welcoming environment.
U.S. Tax Reform
In December 2017, the Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted. The 2017 Tax Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. Certain income tax effects of the 2017 Tax Act, including $2.2 million of tax benefit recorded principally due to the write-down of our net deferred tax liability, are reflected in our financial results in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which provides SEC staff guidance regarding the application of Account Standards Codification (ASC) Topic 740, "Income Taxes," in the reporting period in which the 2017 Tax Act became law. See Note 7 to the consolidated financial statements for further information on the financial statement impact of the 2017 Tax Act.
Growth Strategies and Outlook
We plan to execute the following strategies to continue to enhance our brand awareness, grow our revenue and achieve profitability:

•	grow our restaurant base;

•	increase our comparable restaurant sales; and

•	improve our margins and leverage infrastructure.
We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 243 restaurants in 20 states as of December 25, 2017, including three franchise restaurants. We opened 39 Company-owned restaurants in 2017, and we plan to open approximately 25 Company-owned restaurants in 2018. We believe we are well positioned for future growth with a developed infrastructure capable of supporting a restaurant base that is greater than our existing footprint. Additionally, we believe we have an opportunity to optimize costs and enhance our profitability as we benefit from economies of scale.
Growing sales and traffic in the restaurant sector continues to be a challenge due to a number of factors including increased competition, heavy discounting in the casual dining industry, and the influence of technology on customer traffic patterns, among others. These macroeconomic pressures can reduce the availability of our guests' discretionary spending for restaurant visits. In response to these factors we have undertaken a number of significant initiatives which we believe will help us drive profitable sales and traffic growth and improve the guest experience in our restaurants. First, we are continuing to innovate our menu including new snack boxes, appetizers, salads, sauces and entrées. Second, we are making investments in technology to advance our e-commerce, marketing and in-store operational capabilities which are designed to provide a superior guest experience. Third, we are investing in our capabilities to meet the off-premise dining demand through delivery and catering. Last, we continue to focus on improving our operational efficiencies. These strategies are intended to differentiate us from the competition, reduce the costs associated with managing our restaurants, and establish a strong presence for our brand in key markets in the United States. There can be no assurance that our strategies and initiatives will be successful solutions to the current challenges.

Key Events
Initial Public Offering. On April 16, 2014, we completed our IPO of 6,708,332 shares of common stock at a price to the public of $15.00 per share, which included 874,999 shares of common stock sold to the underwriters pursuant to their over-allotment option. After underwriters discounts, commissions and offering expenses, we received net proceeds from the offering of approximately $91.0 million. A portion of these proceeds were used to repay the outstanding indebtedness under our 2011 Credit Facility, which at the time of the IPO had an outstanding balance of approximately $48.3 million. We have used the remainder of the proceeds to support our growth, primarily through new restaurant openings, working capital and general corporate expenses.
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
Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for 18 periods or longer. As of December 25, 2017, December 26, 2016 and December 28, 2015, there were 186, 150 and 116 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
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

The following table shows our quarterly comparable restaurant sales growth since 2015:

	Fiscal 2015				Fiscal 2016				Fiscal 2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Comparable Restaurant Sales Growth	7.7%	5.6%	4.5%	7.7%	8.1%	4.0%	2.4%	0.7%	(3.3)%	(3.8)%	(0.5)%	0.3%
Comparable Restaurants	94	105	111*	116	126	134	143	150	161	169	178	186

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
Number of New Restaurant Openings
The number of Company-owned restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new Company-owned restaurants, we incur pre-opening costs. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 12 to 24 weeks of operation, at which time the restaurant's sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers' limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our Company-owned and franchise restaurant base for the fiscal years ended December 25, 2017, December 26, 2016 and December 28, 2015:

	Fiscal Year Ended
	December 25, 2017	December 26, 2016	December 28, 2015
Company-Owned Restaurant Base
Beginning of period	201	163	129
Openings	39	38	34
Restaurants at end of period	240	201	163
Franchise Restaurant Base	3	3	3
Total restaurants	243	204	166
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
Amortization.    Amortization consists of amortization of certain intangible assets including trademarks, reacquired rights and favorable leases.
Pre-opening costs.    Pre-opening costs consist of expenses incurred prior to opening a new restaurant and are made up primarily of manager salaries, relocation costs, supplies, recruiting expenses, employee payroll and training costs. Pre-opening costs also include occupancy costs recorded during the period between date of possession and the restaurant opening date.
Casualty loss.    Casualty loss consists of the the non-cash loss recognized on the write-off of long-lived assets and inventory and other expenses.
Loss from disposal of equipment.    Loss from disposal of equipment is composed of the loss on disposal of assets related to retirements and replacements of leasehold improvements or equipment. These losses are related to normal disposals in the ordinary course of business, along with disposals related to selected restaurant remodeling activities.
Interest expense, net.    Interest expense includes cash and imputed non-cash charges related to our deemed landlord financing, non-cash charges related to our residual value obligations, amortization of debt issue costs as well as cash payments and accrued charges related to the 2015 Credit Facility and the 2017 Credit Facility. On November 7, 2017, we repaid all outstanding borrowings under the 2015 Credit Facility using funds drawn on our 2017 Credit Facility and subsequently terminated the related credit agreement.
Other income. Other income consists primarily of monthly rental income received from our sublease at a store in Pennsylvania.
Provision (benefit) for income taxes.    Provision (benefit) for income taxes represents federal, state and local current and deferred income tax expense.

Consolidated Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales.

	Fiscal Year Ended
	December 25, 2017	December 26, 2016	December 28, 2015
Revenue:
Restaurant sales	99.9%	99.9%	99.9%
Royalty fees	0.1%	0.1%	0.1%
Total revenue	100.0%	100.0%	100.0%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)(1):
Cost of sales	29.2%	30.3%	31.2%
Labor	30.5%	29.4%	28.6%
Store operating expenses	21.8%	20.3%	19.1%
General and administrative expenses	10.6%	11.0%	11.8%
Depreciation	5.9%	5.2%	5.0%
Amortization	0.5%	0.6%	0.7%
Pre-opening costs	0.7%	0.8%	1.1%
Casualty loss	0.1%	—	0.2%
Loss from disposal of equipment	0.4%	0.1%	0.1%
Total operating expenses	99.6%	97.7%	97.7%
Income from operations	0.4%	2.3%	2.3%
Other income and expenses:
Interest expense, net	1.5%	1.4%	1.4%
Other income	0.0%	0.0%	0.0%
Total other expenses	1.4%	1.4%	1.4%
Income (loss) before provision for income taxes	(1.1)%	1.0%	0.9%
Provision (benefit) for income taxes	(0.4)%	0.3%	0.4%
Net income (loss)	(0.6)%	0.7%	0.5%

(1) As a percentage of restaurant sales.

Fifty-two Weeks Ended December 25, 2017 Compared to Fifty-two Weeks Ended December 26, 2016
The following table presents selected consolidated comparative results of operations from our audited consolidated financial statements for the fifty-two weeks ended December 25, 2017 compared to the fifty-two weeks ended December 26, 2016:

	Fiscal Year Ended
			Increase / (Decrease)
	December 25, 2017	December 26, 2016
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$313,923	$275,756	$38,167	13.8%
Royalty fees	178	207	(29)	(14.0)%
Total revenue	314,101	275,963	38,138	13.8%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	91,791	83,502	8,289	9.9%
Labor	95,634	81,129	14,505	17.9%
Store operating expenses	68,386	55,921	12,465	22.3%
General and administrative expenses	33,353	30,358	2,995	9.9%
Depreciation	18,404	14,453	3,951	27.3%
Amortization	1,479	1,606	(127)	(7.9)%
Pre-opening costs	2,264	2,214	50	2.3%
Casualty loss	215	—	215	*
Loss from disposal of equipment	1,350	355	995	280.3%
Total operating expenses	312,876	269,538	43,338	16.1%
Income from operations	1,225	6,425	(5,200)	(80.9)%
Other income and expenses:
Interest expense, net	4,636	3,848	788	20.5%
Other income	(90)	(87)	(3)	3.4%
Total other expenses	4,546	3,761	785	20.9%
Income (loss) before provision for income taxes	(3,321)	2,664	(5,985)	(224.7)%
Provision (benefit) for income taxes	(1,330)	861	(2,191)	(254.5)%
Net income (loss)	$(1,991)	$1,803	$(3,794)	(210.4)%

* Not meaningful.
Restaurant sales.    The following table summarizes the growth in restaurant sales from 2016 to 2017:

(in thousands)	Net Sales
Restaurant sales for 2016	$275,756
Incremental restaurant sales increase due to:
Comparable restaurant sales	(5,064)
Restaurants not in comparable restaurant base	43,231
Restaurant sales for 2017	$313,923
Restaurant sales increased by $38.2 million, or 13.8%, in 2017 compared to 2016. Restaurants not in the comparable restaurant base accounted for $43.2 million of this increase. Comparable restaurant sales declined $5.1 million, or 2.0%, in 2017, comprised of a 3.5% decrease in transactions and product mix offset by a 1.5% increase in price.

Royalty fees.    Royalty fees remained flat, at $0.2 million, in 2017 compared to 2016 as both years were comprised of the same three franchise locations.
Cost of sales.    Cost of sales increased $8.3 million in 2017 compared to 2016, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 30.3% in 2016 to 29.2% in 2017. This decrease was primarily driven by lower raw material costs in beef, poultry, paper products and produce, partially offset by higher costs in seafood.
Labor.    Labor increased by $14.5 million in 2017 compared to 2016, due primarily to opening 39 new Company-owned restaurants in 2017. As a percentage of restaurant sales, labor increased from 29.4% in 2016 to 30.5% in 2017. The increase was primarily driven by the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes as well as an increase in wage rates.
Store operating expenses.    Store operating expenses increased by $12.5 million in 2017 compared to 2016, due primarily to opening 39 new Company-owned restaurants in 2017. As a percentage of restaurant sales, store operating expense increased from 20.3% in 2016 to 21.8% in 2017. The increase was primarily attributable to the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes as well as increased costs related to in-store technology investments and marketing.
General and administrative expenses.    General and administrative expenses increased by $3.0 million in 2017 compared to 2016. As a percentage of revenue, general and administrative expenses decreased from 11.0% in 2016 to 10.6% in 2017. The decrease was primarily driven by lower consulting fees related to a variety of one-time projects from the prior year and lower variable incentive compensation.
Depreciation.    Depreciation increased by $4.0 million in 2017 compared to 2016, due primarily to opening 39 new Company-owned restaurants in 2017. As a percentage of revenue, depreciation increased from 5.2% in 2016 to 5.9% in 2017 primarily due to corporate and in-store technology investments which typically have shorter useful lives.
Amortization.    Amortization decreased $0.1 million in 2017 compared to 2016 primarily due to the reacquired rights of one franchise store becoming fully amortized in 2016.
Pre-opening costs.    Pre-opening costs increased by $0.1 million in 2017 compared to 2016. As a percentage of revenue, pre-opening costs decreased from 0.8% in 2016 to 0.7% in 2017. The decrease was driven by improved project management and better control of pre-opening expenses.
Casualty loss. During 2017, we recognized a $0.2 million write-off of inventory and other expenses associated with a restaurants in Texas and Florida affected by extreme flooding resulting from Hurricanes Harvey and Irma, respectively.
Loss from disposal of equipment.    Loss from disposal of equipment increased $1.0 million in 2017 compared to 2016 primarily due to the retirement of computer equipment in connection with upgrades made to the home office and in-store technology investments.
Interest expense.    Interest expense increased by $0.8 million in 2017 compared to 2016, due primarily to increased interest from deemed landlord financing and increased borrowings on our 2017 Credit Facility.
Provision (benefit) for income taxes.    Provision for income taxes decreased $2.2 million in 2017 compared to 2016. Tax expense for the year typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year as well as the write down of our deferred tax liability as a result of tax reform.

Fifty-two Weeks Ended December 26, 2016 Compared to Fifty-two Weeks Ended December 28, 2015
The following table presents selected consolidated comparative results of operations from our audited consolidated financial statements for the fifty-two weeks ended December 26, 2016 compared to the fifty-two weeks ended December 28, 2015:

	Fiscal Year Ended
			Increase / (Decrease)
	December 26, 2016	December 28, 2015
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$275,756	$226,354	$49,402	21.8%
Royalty fees	207	203	4	2.0%
Total revenue	275,963	226,557	49,406	21.8%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	83,502	70,518	12,984	18.4%
Labor	81,129	64,756	16,373	25.3%
Store operating expenses	55,921	43,217	12,704	29.4%
General and administrative expenses	30,358	26,666	3,692	13.8%
Depreciation	14,453	11,368	3,085	27.1%
Amortization	1,606	1,638	(32)	(2.0)%
Pre-opening costs	2,214	2,554	(340)	(13.3)%
Casualty loss	—	353	(353)	*
Loss from disposal of equipment	355	325	30	9.2%
Total operating expenses	269,538	221,395	48,143	21.7%
Income from operations	6,425	5,162	1,263	24.5%
Other income and expenses:
Interest expense, net	3,848	3,270	578	17.7%
Other income	(87)	(71)	(16)	22.5%
Total other expenses	3,761	3,199	562	17.6%
Income before provision for income taxes	2,664	1,963	701	35.7%
Provision for income taxes	861	839	22	2.6%
Net income	$1,803	$1,124	$679	60.4%

* Not meaningful.
Restaurant sales.    The following table summarizes the growth in restaurant sales from 2015 to 2016:

(in thousands)	Net Sales
Restaurant sales for 2015	$226,354
Incremental restaurant sales increase due to:
Comparable restaurant sales	8,139
Restaurants not in comparable restaurant base	41,263
Restaurant sales for 2016	$275,756
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

Non-GAAP Financial Measures
To supplement its consolidated financial statements, which are prepared and presented in accordance with GAAP, the Company uses the following non-GAAP financial measures: restaurant contribution, EBITDA and adjusted EBITDA (collectively, the "non-GAAP financial measures"). The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. The Company uses these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. The Company believes that they provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making. The non-GAAP measures used by the Company may be different from the methods used by other companies.
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

The following table reconciles income from operations, which is a GAAP financial measure, to restaurant contribution and restaurant contribution margin for 2017, 2016 and 2015:

	Fiscal Year Ended
	December 25, 2017	December 26, 2016	December 28, 2015

	(Dollars in thousands)
Restaurant Contribution:
Income from operations	$1,225	$6,425	$5,162
Less:
Royalty fees	178	207	203
Add:
General and administrative expenses	33,353	30,358	26,666
Depreciation and amortization	19,883	16,059	13,006
Pre-opening costs(1)	2,264	2,214	2,554
Casualty loss(2)	215	—	353
Loss from disposal of equipment	1,350	355	325
Restaurant Contribution	58,112	55,204	47,863

Total revenue	314,101	275,963	226,557
Less: Royalty fees	178	207	203
Restaurant sales	313,923	275,756	226,354

Restaurant contribution margin	18.5%	20.0%	21.1%

(1) Represent expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
(2) Represents expenses and write off of assets associated with stores in Texas and Florida affected by Hurricanes Harvey and Irma in 2017 and write off of assets associated with one store in South Carolina affected by Hurricane Joaquin in 2015.

Adjusted EBITDA
EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization.
We define Adjusted EBITDA as EBITDA plus asset disposals, loss on interest cap, executive transition expenses, casualty loss and pre-opening costs. EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are not required by, or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
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
The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for 2017, 2016 and 2015:

	Fiscal Year Ended
	December 25, 2017	December 26, 2016	December 28, 2015

	(Dollars in thousands)
Adjusted EBITDA:
Net income (loss), as reported	$(1,991)	$1,803	$1,124
Depreciation and amortization	19,883	16,059	13,006
Interest expense, net	4,636	3,848	3,270
Provision (benefit) for income taxes	(1,330)	861	839
EBITDA	21,198	22,571	18,239
Asset disposals and loss on interest cap(1)	1,350	355	325
Pre-opening costs(2)	2,264	2,214	2,554
Casualty loss(3)	215	—	353
Executive transition costs(4)	—	—	868
Adjusted EBITDA	$25,027	$25,140	$22,339

(1) Represents costs related to loss on disposal of equipment.
(2) Represents expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
(3) Represents expenses and write off of assets associated with stores in Texas and Florida affected by Hurricanes Harvey and Irma in 2017 and write off of assets associated with one store in South Carolina affected by Hurricane Joaquin in 2015.

(4) Represents costs associated with our former Chief Financial Officer's ("CFO") departure pursuant to his employment and transition agreement and costs associated with the hiring of our new CFO including executive recruiter services and his employment commencement.

Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
The restaurant industry continues to be highly competitive. In 2017 we experienced a decline in comparable restaurant sales while continuing to grow operating cash flows and restaurant contribution. We have continued to implement various cost savings initiatives, including savings in our food costs through waste reduction and efficiency initiatives in our supply chain and labor costs. We have developed new menu items to appeal to consumers and used marketing campaigns to promote these items. We are also focused on improving both our internal and external delivery experiences.
We had negative working capital of $11.3 million as of December 25, 2017 compared to negative working capital of $6.3 million as of December 26, 2016. The increase in negative working capital resulted primarily from capital expenditures related to new store openings as well as less cash collected from comparable restaurant sales. We believe that cash and cash equivalents, expected cash flow from operations and projected draws on our 2017 Credit Facility in 2018 are adequate to fund our operating lease obligations, capital expenditures and working capital obligations for the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. See "Item 1A - Risk Factors—Risks Related to Our Business and Industry."
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
The following table summarizes consolidated statement of cash flows data for 2017, 2016 and 2015:

	Fiscal Year Ended(1)
	December 25, 2017	December 26, 2016	December 28, 2015

	(Dollars in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$31,123	$26,064	$26,253
Net cash used in investing activities	(46,931)	(41,107)	(38,295)
Net cash provided by financing activities	12,591	1,405	1,783

(1) Our fiscal year consists of 52- or 53-weeks ending on the last Monday of December. All fiscal years presented are 52 weeks.

Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased to $31.1 million in 2017 from $26.1 million in 2016 and $26.3 million in 2015. Net cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.
Net cash provided by operating activities in 2017 consisted primarily of net income adjusted for non-cash expenses and a decrease in other accounts receivable. The decrease in other accounts receivable is primarily related to timing of tenant improvement collections.
Net cash provided by operating activities in 2016 consisted primarily of net income adjusted for non-cash expenses and an increase in deferred rent offset by an increase in trade and other accounts receivable. The increase in deferred rent was primarily related to new store openings. The increase in trade and other accounts receivable is primarily related to timing of tenant improvement collections and clearing of credit card accounts receivable due to holiday related bank closures at year end.
Net cash provided by operating activities in 2015 consisted primarily of net income adjusted for non-cash expenses and an increase in accrued expenses and other and deferred rent. The increase in accrued expenses and other was primarily related to timing of new restaurant openings and general and administrative expenses. The increase in deferred rent was primarily related to new store openings.

Cash Flows Used in Investing Activities
Net cash used in investing activities increased to $46.9 million in 2017 from $41.1 million in 2016. The increase was primarily related to construction costs for 39 new Company-owned restaurants opened in 2017 compared to 38 new Company-owned restaurants opened in 2016, as well as capital expenditures for in-store technology investments and maintaining existing restaurants. This is offset by proceeds from one sale-leaseback transaction in 2017 compared to two sale-leaseback transactions in 2016.
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
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities increased to $12.6 million in 2017 from $1.4 million in 2016, primarily due to borrowings on our credit facilities during 2017.
Cash flows provided by financing activities decreased to $1.4 million in 2016 from $1.8 million in 2015, primarily primarily due to less proceeds from the exercise of stock options and deemed landlord financing.
Credit Facility
On November 7, 2017, we entered into the 2017 Credit Facility with JPMorganChase Bank, National Association. The 2017 Credit Facility consists of a revolving loan commitment in the aggregate amount of $50.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $25.0 million. The 2017 Credit Facility has a five year term and matures on November 7, 2022. As of December 25, 2017, we had $12.5 million of indebtedness under the 2017 Credit Facility.
On November 7, 2017, we repaid in full our outstanding $12.5 million indebtedness under our previous credit facility with Wells Fargo Bank, National Association (the "2015 Credit Facility") using funds drawn on our 2017 Credit Facility. Upon repayment, the 2015 Credit Facility and all related agreements were terminated. In addition, we wrote-off all unamortized loan costs, resulting in a loss on extinguishment of debt of $0.1 million.
Revolving credit loans under the 2017 Credit Facility bear interest, at the Company’s election, at either the LIBOR plus an applicable margin or the base rate plus an applicable margin. The base rate consists of the highest of the prime rate, the federal funds rate plus 0.5% and LIBOR for a one-month interest period plus 1.0%. The applicable margin and associated loan commitment fee consists of four pricing levels based on the Company’s consolidated total debt ratio.
Applicable margin and commitment fee rates shall be the rates per annum set for in the table below:

	Applicable Margin
Total Debt Ratio	Base Rate	LIBOR	Commitment Fee Rate
>2.0 to 1.0	0.875%	1.875%	0.35%
≤ 2.0 to 1.0 but > 1.5 to 1.0	0.750%	1.750%	0.30%
≤ 1.5 to 1.0 but > 1.0	0.625%	1.625%	0.25%
≤1.0 to 1.0	0.500%	1.500%	0.20%
The 2017 Credit Facility includes specific financial covenants such as a leverage ratio and an interest coverage ratio. The Company’s obligations under 2017 Credit Facility are currently guaranteed by certain of our subsidiaries. These obligations are also secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (a) all tangible and intangible assets of the Company, except for certain excluded assets, and (b) all of the equity interests of the subsidiaries of the Company, subject to certain exclusions and limitations. The Company is permitted to terminate or reduce the revolving commitments of the lenders and to make voluntary prepayments at any time, subject to break funding payments. The Company is not required to make mandatory prepayments of outstanding indebtedness under the 2017 Credit Facility except upon its indebtedness thereunder exceeding the aggregate commitment of all lenders. The Company is subject to customary representations and warranties and customary affirmative and negative covenants including restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. As of December 25, 2017, the Company was in compliance with these covenants and other requirements under the 2017 Credit Facility.

Contractual Obligations
The following table presents our commitments and contractual obligations as of December 25, 2017, as well as our long-term obligations:

	Payments Due by Period
	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years

	(Dollars in thousands)
Operating lease obligations(1)	$396,409	$21,670	$44,100	$44,563	$286,076
Deemed landlord financing(2)	102,992	5,270	10,988	11,272	75,462
Long-term debt(3)	$14,421	$386	$772	$13,263	$—
Total	$513,822	$27,326	$55,860	$69,098	$361,538

(1) Includes base lease terms and certain optional renewal periods that are included in the lease term in accordance with accounting guidance related to leases.
(2) Includes base lease terms and certain optional renewal periods for restaurant locations where we have been deemed to be the accounting owner of the landlord's shell that are included in the lease term in accordance with accounting guidance related to leases. Amounts include minimum rental payments for eight leases under construction as of December 25, 2017 where we are deemed the accounting owner. Final classification of lease payments as deemed landlord financing or operating leases is subject to change pending sale leaseback analysis performed at the store opening date.

(3) Our long-term debt obligations at December 25, 2017 totaled $12.5 million. Total interest payments on the obligations of $1.6 million for all years presented are included at a weighted-average interest rate of 2.49% as of December 25, 2017. Total credit facility fees of $0.4 million for all years presented are included based on December 25, 2017 rates and balances. Actual interest and fee payments will vary based on our outstanding credit facility balances and the rates in effect during those years. Refer to Note 6 of our consolidated financial statements included in this Annual Report on Form 10-K for details of our debt.

Off-Balance Sheet Arrangements
At December 25, 2017, we did not have any off-balance sheet arrangements, except for restaurant leases.

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
We determined that we were the accounting owner of a total of 49 and 44 leased buildings as a result of the application of build-to-suit lease accounting as of December 25, 2017 and December 26, 2016, respectively. There were eight and six of these buildings under construction as of December 25, 2017 and December 26, 2016, respectively. In order to minimize how often we are deemed the accounting owner for future leases or ensuring that those that do so will qualify for de-recognition once construction is complete, we are taking measures to ensure that our lease language does not include any forms of continuing involvement.
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
Valuation of Goodwill, Long-Lived and Other Intangible Assets
Goodwill represents the excess of the purchase price of the acquired businesses over the fair value of the assets acquired and liabilities assumed resulting from the acquisition. In accordance with the provisions of ASC 350—Intangibles—Goodwill and Other, goodwill and indefinite lived intangible assets acquired in a purchase business combination are not amortized, but instead tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof. For purposes of applying ASC 350, we have identified a single reporting unit, as that term is defined in ASC 350, to which goodwill is attributable. We prepared our annual impairment testing of goodwill on the last day of the fiscal year and determined that the fair value of our reporting unit containing goodwill substantially exceeded its carrying value as of December 25, 2017.
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
We recognized no impairment losses during the years ended December 25, 2017, December 26, 2016 and December 28, 2015.
Insurance Reserves
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
We measure equity-based awards granted to our employees at fair value on the grant date and recognize the corresponding compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. We recognize compensation expense for the portion of awards that are expected to vest. The straight-line method is applied to all awards with service conditions, while the graded-vesting method is applied to all awards with both service and performance conditions.
Beginning December 27, 2016, as part of adopting Accounting Standards Update 2016-09 "Compensation - Stock Compensation (Topic 718)," we began recognizing forfeitures as they occur rather than applying an estimated forfeiture rate.
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
Tax liabilities are adjusted as new, previously unknown information becomes available. Due to the inherent uncertainty involved in estimation of tax liability, actual payment could be materially different from the estimated liability. These differences will impact the amount of income tax expense recorded in the period in which they are determined. Although we consider tax liabilities recorded for the years ended December 25, 2017, December 26, 2016 and December 28, 2015 to be appropriate, the ultimate resolution of such matters could have a potentially material favorable or unfavorable impact on our consolidated financial statements.

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
Interest Rate Risk
We are exposed to market risk through fluctuations of interest rates primarily related to borrowings on our 2017 Credit Facility. Revolving credit loans under the 2017 Credit Facility bear interest, at the Company’s election, at either the LIBOR plus an applicable margin of 1.5% to 1.875% or the base rate plus an applicable margin of 0.5% to 0.875%. The base rate consists of the highest of the prime rate, the federal funds rate plus 0.5% and LIBOR for a one-month interest period plus 1.0%. The applicable margin consists of four pricing levels based on the Company’s consolidated total debt ratio.
As of December 25, 2017, we had $12.5 million outstanding under the 2017 Credit Facility and had elected to be charged interest on borrowings at the LIBOR plus an applicable margin. We elected a one-month LIBOR for all $12.5 million of the borrowings as of December 25, 2017. A hypothetical increase of 100 basis points in the variable interest rate would increase annual interest expense by an estimated $0.1 million.
Additionally, changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 25, 2017, we had $4.6 million in investments and interest-bearing cash accounts that earned a weighted average annual interest rate of 0.14%.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a) Disclosure Controls and Procedures
Disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to a registrant’s management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures. We evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 25, 2017, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on management’s assessment, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 25, 2017.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on this assessment, management concluded that as of December 25, 2017, the Company’s internal control over financial reporting was effective.
Deloitte and Touche LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 25, 2017 as stated in their report which appears herein.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 25, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Date: February 22, 2018
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

Name	Title	Date

/s/ Kevin Miles
Kevin Miles	Director, President and Chief Executive Officer	February 22, 2018

/s/ Sunil Doshi
Sunil Doshi	Chief Financial Officer (Principal Financial Officer)	February 22, 2018

/s/ James Besch
James Besch	Vice President of Accounting (Principal Accounting Officer)	February 22, 2018

/s/ Cordia Harrington
Cordia Harrington	Director	February 22, 2018

/s/ Alec Taylor
Alec Taylor	Director	February 22, 2018

/s/ Thomas Baldwin
Thomas Baldwin	Director	February 22, 2018

/s/ Sue Collyns
Sue Collyns	Director	February 22, 2018

/s/ Greg Dollarhyde
Greg Dollarhyde	Chairman of the Board, Director	February 22, 2018

Exhibit Index

Exhibit No.	Description

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

10.12	Amended Severance Agreement between Sunil Doshi and Zoe's Kitchen, Inc. dated February 25, 2016 (incorporated by reference to our Form 10-K filed on February 25, 2016)
10.13	Amended and Restated Employment Agreement between Kevin Miles and Zoe's Kitchen, Inc. dated May 24, 2017 (incorporated by reference to our Form 10-Q filed on May 25, 2017)
10.14	2016 Management Severance Program, amended on May 24, 2017 (incorporated by reference to our Form 10-Q filed on May 25, 2017)
10.15
Credit Agreement dated November 7, 2017, among Zoe’s Kitchen, Inc., as Borrower, the Lenders party hereto, and JPMorganChase Bank, N.A., as Administrative Agent (incorporated by reference to our Form 10-Q filed on November 9, 2017)

21.1	List of Subsidiaries of Zoe's Kitchen, Inc. (incorporated by reference to our Form 10-K filed on February 25, 2016)
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on the signature page to this report)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Exhibit No.	Description
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

Zoe's Kitchen, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Zoe’s Kitchen, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Zoe’s Kitchen, Inc. and subsidiaries (the "Company") as of December 25, 2017 and December 26, 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years ended December 25, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 25, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 25, 2017 and December 26, 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 25, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on internal control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 22, 2018
We have served as the Company's auditor since 2016.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Zoe’s Kitchen, Inc.
In our opinion, the consolidated statements of operations, of stockholders’ equity, and of cash flows for the year ended December 28, 2015 present fairly, in all material respects, the results of operations and cash flows of Zoe’s Kitchen, Inc and its subsidiaries for the year ended December 28, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 25, 2016

Zoe's Kitchen, Inc and Subsidiaries
Consolidated Balance Sheets
December 25, 2017 and December 26, 2016
(in thousands, except share and per share data)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$2,276	$5,493
Trade accounts receivable, net of allowance for doubtful accounts	3,148	2,287
Other accounts receivable	2,231	3,708
Inventories	2,374	1,878
Prepaid expenses and other	1,949	1,818
Total current assets	11,978	15,184
Property and equipment, net	191,686	162,033
Goodwill	29,528	29,528
Intangibles, net	6,482	7,962
Other long-term assets	848	512
Total long-term assets	228,544	200,035
Total assets	$240,522	$215,219
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,629	$7,229
Accrued expenses and other	14,644	14,260
Total current liabilities	23,273	21,489
Long-term liabilities:
Long-term debt	12,500	—
Deemed landlord financing	33,240	29,777
Deferred rent	36,390	28,375
Deferred income taxes	4,022	5,476
Other long-term liabilities, net	18	136
Total long-term liabilities	86,170	63,764
Total liabilities	109,443	85,253
Commitments and Contingencies (Note 10)
Stockholders' equity:
Common stock, $0.01 par value, 135,000,000 shares authorized as of December 25, 2017 and December 26, 2016; 19,556,044 and 19,460,467 shares issued, outstanding as of December 25, 2017 and December 26, 2016, respectively	196	195
Additional paid-in capital	151,868	148,482
Accumulated deficit	(20,985)	(18,711)
Total stockholders' equity	131,079	129,966
Total liabilities and stockholders' equity	$240,522	$215,219

   The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc and Subsidiaries
Consolidated Statements of Operations
Years Ended December 25, 2017, December 26, 2016 and December 28, 2015
(in thousands, except share and per share data)

	2017	2016	2015
Revenue:
Restaurant sales	$313,923	$275,756	$226,354
Royalty fees	178	207	203
Total revenue	314,101	275,963	226,557

Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	91,791	83,502	70,518
Labor	95,634	81,129	64,756
Store operating expenses	68,386	55,921	43,217
General and administrative expenses	33,353	30,358	26,666
Depreciation	18,404	14,453	11,368
Amortization	1,479	1,606	1,638
Pre-opening costs	2,264	2,214	2,554
Casualty loss	215	—	353
Loss from disposal of equipment	1,350	355	325
Total operating expenses	312,876	269,538	221,395
Income from operations	1,225	6,425	5,162
Other income and expenses:
Interest expense, net	4,636	3,848	3,270
Other income	(90)	(87)	(71)
Total other expenses	4,546	3,761	3,199
Income (loss) before provision for income taxes	(3,321)	2,664	1,963
Provision (benefit) for income taxes	(1,330)	861	839
Net income (loss)	$(1,991)	$1,803	$1,124

Earnings per share
Basic and diluted	$(0.10)	$0.09	$0.06
Weighted average shares outstanding
Basic	19,484,111	19,434,622	19,344,896
Diluted	19,484,111	19,586,447	19,552,708

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years Ended December 25, 2017, December 26, 2016 and December 28, 2015
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 29, 2014	19,292,246	$193	$142,714	$(21,638)	$121,269
Equity-based compensation	—	—	1,191	—	1,191
Proceeds from exercise of stock options	91,177	1	1,371	—	1,372
Shares issued from restricted stock units	2,222	—	—	—	—
Net income	—	—	—	1,124	1,124
Balances at December 28, 2015	19,385,645	$194	$145,276	$(20,514)	$124,956
Equity-based compensation	—	—	2,125	—	2,125
Proceeds from exercise of stock options	70,190	1	1,081	—	1,082
Shares issued from restricted stock units	4,632	—	—	—	—
Net income	—	—	—	1,803	1,803
Balance at December 26, 2016	19,460,467	$195	$148,482	$(18,711)	$129,966
Adjustment for forfeiture rate (ASU 2016-09)	—	—	283	(283)	—
Equity-based compensation	—	—	3,103	—	3,103
Shares issued from restricted stock units	30,061	—	—	—	—
Shares issued from restricted stock awards	65,516	1	—	—	1
Net loss	—	—	—	(1,991)	(1,991)
Balance at December 25, 2017	19,556,044	196	151,868	(20,985)	131,079

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 25, 2017, December 26, 2016 and December 28, 2015
(in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,991)	$1,803	$1,124
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	18,404	14,453	11,368
Amortization of intangible assets	1,479	1,606	1,638
Equity-based compensation	3,103	2,125	1,191
Deferred income taxes	(1,455)	753	742
Amortization of loan costs	29	23	20
Bad debt expense	28	60	48
Casualty loss	109	—	353
Loss from disposal of equipment	1,350	355	325
Accretion of deemed landlord financing	288	308	284
Changes in operating assets and liabilities:
Trade accounts receivable	(889)	(1,494)	(223)
Other accounts receivable	1,478	(2,404)	(141)
Inventories	(605)	(218)	(378)
Prepaid expenses and other	(211)	(342)	(471)
Accounts payable	1,293	697	641
Accrued expenses and other	569	250	3,124
Deferred rent	8,144	8,089	6,608
Net cash provided by operating activities	31,123	26,064	26,253
Cash flows from investing activities:
Purchase of property and equipment	(49,222)	(45,845)	(38,403)
Proceeds from sale-leaseback transactions	2,291	4,663	—
Proceeds from sale of property and equipment	—	75	108
Net cash used in investing activities	(46,931)	(41,107)	(38,295)
Cash flows from financing activities:
Proceeds from long-term debt	25,000	—	—
Payments on long-term debt	(12,500)	—	—
Proceeds from deemed landlord financing	426	323	508
Proceeds from exercise of common stock	—	1,082	1,372
Payment of loan acquisition fees	(335)	—	(97)
Net cash provided by financing activities	12,591	1,405	1,783
Net change in cash and cash equivalents	(3,217)	(13,638)	(10,259)
Cash and cash equivalents:
Beginning of year	5,493	19,131	29,390
End of year	$2,276	$5,493	$19,131

Supplemental disclosure of cash flow information
Cash paid for interest related to long-term debt	162	19	16
Cash paid for interest related to deemed landlord financing	4,476	3,866	3,292
Non-cash deemed landlord financing	2,750	730	4,400
Change in accrued purchases of property and equipment	(209)	1,057	(555)

The accompanying notes are an integral part of these consolidated financial statements.

Zoe's Kitchen, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 25, 2017, December 26, 2016 and December 28, 2015

1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us"), primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of December 25, 2017, we operated 240 Company-owned restaurants and three franchise restaurants in 20 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All of our assets are located in the United States.
On April 16, 2014, we completed an initial public offering (the "IPO") of 6,708,332 shares of common stock at a price to the public of $15.00 per share, which included 874,999 shares sold to the underwriters pursuant to their over-allotment option. All share and per share data have been retroactively restated in the accompanying financial statements to give effect to a 125,614.14:1 stock split, which became effective on April 14, 2014. After underwriter discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $91.0 million. A portion of these proceeds were used to repay all of the outstanding borrowings under the 2011 Credit Facility (as defined herein, see Note 6).
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
We recognized gift card breakage in restaurant sales of $0.4 million, $0.4 million and $0.3 million during the years December 25, 2017, December 26, 2016 and December 28, 2015, respectively
Royalty fee Accounting
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
Depreciation is calculated using the straight-line method based on the following estimated lives:

Building under deemed landlord financing	39 years
Leasehold improvements	7 - 20 years
Furniture and fixtures	5 - 7 years
Automotive equipment	4 - 5 years
Computer equipment	3 - 5 years
Machinery and equipment	3 - 5 years
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
We recognized no impairment losses during the years ended December 25, 2017, December 26, 2016 and December 28, 2015.
Loan Costs
Loan costs are amortized on a straight-line basis over the remaining life of the debt as a component of interest expense and included in other long-term assets on our consolidated balance sheet. GAAP requires that the effective yield method be used to amortize loan financing costs; however, the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method. Loan costs related to the 2017 Credit Facility (as defined herein, see Note 6) were $0.3 million, net of accumulated amortization as of December 25, 2017. Loan costs related to the 2015 Credit Facility (as defined herein, see Note 6) were $0.1 million as of December 26, 2016.
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
Deferred Rent
Certain leases contain annual escalation clauses based on fixed escalation terms. The excess of cumulative rent expense (recognized on the straight-line basis) over cumulative rent payments made on leases with fixed escalation terms is recognized as deferred rent liability in the accompanying balance sheets. Also included in deferred rent are tenant improvement allowances that we commonly negotiate when opening new restaurants to help fund build-out costs. These costs typically include general construction to alter the layout of the restaurant and leasehold improvements. When we are the beneficiary of each of the improvements, we capitalize the assets and record a deferred liability for the amount of cash received from the landlord, which is amortized on a straight-line basis over the lease term as defined below. If the landlord is deemed to be the owner of leasehold improvements purchased with such allowances, neither an asset nor a liability is recorded by us. The amortization of the deferred liability related to these tenant improvements is recorded as a reduction of rent expense. Tenant improvement allowances, net of amortization, totaled $23.1 million and $18.2 million as of December 25, 2017 and December 26, 2016, respectively. For leases where we are considered to be the owner of the construction project and receive tenant improvement allowances, we record these amounts received as a component of the deemed landlord financing liability. See Note 8.
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
Advertising Costs
Advertising costs are expensed as incurred and are included in general and administrative and store operating expenses on the consolidated statement of operations. Advertising costs for the years ended December 25, 2017, December 26, 2016 and December 28, 2015 were $1.0 million, $0.07 million and $0.04 million, respectively.
Pre-opening Costs
Pre-opening costs primarily consist of new employee training, initial print materials, marketing, payroll expenses and rent incurred prior to new restaurant openings and are expensed as incurred. For the years ended December 25, 2017, December 26, 2016 and December 28, 2015, pre-opening costs were $2.3 million, $2.2 million and $2.6 million, respectively.
Fair Value of Financial Instruments
The carrying amounts of our financial instruments, which include accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities. The carrying amount of our existing long-term debt approximates its fair value.
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

2. Property and Equipment
Property and equipment consists of the following at December 25, 2017 and December 26, 2016 (in thousands):

	2017	2016
Buildings under deemed landlord financing	$26,580	$23,830
Leasehold improvements	153,425	125,666
Machinery and equipment	39,510	32,566
Furniture and fixtures	7,988	6,604
Automobiles	3,946	4,019
Computer equipment	17,013	9,848
Construction in progress	6,073	6,256
Total property and equipment, gross	254,535	208,789
Less: Accumulated depreciation	(62,849)	(46,756)
Total property and equipment, net	$191,686	$162,033
Depreciation expense was $18.4 million, $14.5 million and $11.4 million for the years ended December 25, 2017, December 26, 2016 and December 28, 2015, respectively.
As a result of the application of build-to-suit lease guidance contained in ASC 840, Leases, we have determined that we are the accounting owner of a total of 49 and 44 landlord shell buildings under deemed landlord financing as of December 25, 2017 and December 26, 2016, respectively. There were eight and six of these buildings under construction as of December 25, 2017 and December 26, 2016, respectively. We have recorded these as buildings under deemed landlord financing in the table above. We capitalize the landlord's estimated construction costs of the shell building. See Note 8 for additional information.
We capitalize internal payroll and travel costs directly related to the successful development, design and construction of our new restaurants. Capitalized internal payroll and travel costs were $1.3 million, $0.7 million and $0.6 million for the years ended December 25, 2017, December 26, 2016 and December 28, 2015, respectively.
We capitalize interest incurred on funds used to construct Company-owned restaurants and amortize the capitalized interest over the estimated useful life of the related assets. Capitalized interest totaled $0.1 million for the year ended December 25, 2017. We had no capitalized interest in the years ended December 26, 2016 and December 28, 2015.

3. Goodwill
The following is a reconciliation of the beginning and ending balances of the Company's goodwill at December 25, 2017 and December 26, 2016 (in thousands):

Balance December 28, 2015	$29,528
Additions, disposals and impairment	—
Balance December 26, 2016	$29,528
Additions, disposals and impairment	—
Balance December 25, 2017	$29,528

4. Intangible Assets
Intangible assets are summarized in the following tables as of December 25, 2017 and December 26, 2016 (in thousands):

	2017
	Gross Carrying Amount	Accumulated Amortization	Net
Trade name	$10,000	$(5,083)	$4,917
Favorable leases	355	(73)	282
Reacquired rights	5,701	(4,418)	1,283
Total intangible assets	$16,056	$(9,574)	$6,482

	2016
	Gross Carrying Amount	Accumulated Amortization	Net
Trade name	$10,000	$(4,583)	$5,417
Favorable leases	355	(50)	305
Reacquired rights	6,620	(4,380)	2,240
Total intangible assets	$16,975	$(9,013)	$7,962
Estimated amortization expense for the five succeeding years and the aggregate thereafter is (in thousands):

	Trade Name	Favorable Leases	Reacquired Rights	Total
2018	$500	$23	$547	$1,070
2019	500	23	353	876
2020	500	23	203	726
2021	500	23	156	679
2022	500	23	24	547
Thereafter	2,417	167	—	2,584
Total	$4,917	$282	$1,283	$6,482

5. Accrued Expenses and Other
Accrued expenses and other consisted of the following at December 25, 2017 and December 26, 2016 (in thousands):

	2017	2016
Accrued payroll and payroll taxes	$5,168	$5,448
Accrued capital purchases	2,031	2,347
Sales tax payable	945	1,218
Gift card liability	1,732	1,200
Other accrued expenses	4,768	4,047
Total accrued expenses and other	$14,644	$14,260

6. Bank Line of Credit and Term Loan
On November 7, 2017, we entered into a credit facility with JPMorganChase Bank, National Association (the "2017 Credit Facility"). The 2017 Credit Facility consists of a revolving loan commitment in the aggregate amount of $50.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $25.0 million. The 2017 Credit Facility has a five year term and matures on November 7, 2022. As of December 25, 2017, we had $12.5 million of indebtedness under the 2017 Credit Facility.
On November 7, 2017, we repaid in full our outstanding $12.5 million indebtedness under our previous credit facility with Wells Fargo Bank, National Association (the "2015 Credit Facility") using funds drawn on our 2017 Credit Facility. Upon repayment, the 2015 Credit Facility and all related agreements were terminated. In addition, we wrote-off all unamortized loan costs, resulting in a loss on extinguishment of debt of $0.1 million.
Revolving credit loans under the 2017 Credit Facility bear interest, at the Company’s election, at either the LIBOR plus an applicable margin or the base rate plus an applicable margin. The base rate consists of the highest of the prime rate, the federal funds rate plus 0.5% and LIBOR for a one-month interest period plus 1.0%. The applicable margin and associated loan commitment fee consists of four pricing levels based on the Company’s consolidated total debt ratio. The weighted-average interest rate was 2.5% for the fifty-two weeks ended December 25, 2017.
Applicable margin and commitment fee rates shall be the rates per annum set for in the table below:

	Applicable Margin
Total Debt Ratio	Base Rate	LIBOR	Commitment Fee Rate
>2.0 to 1.0	0.875%	1.875%	0.35%
≤ 2.0 to 1.0 but > 1.5 to 1.0	0.750%	1.750%	0.30%
≤ 1.5 to 1.0 but > 1.0	0.625%	1.625%	0.25%
≤1.0 to 1.0	0.500%	1.500%	0.20%
The 2017 Credit Facility includes specific financial covenants such as a leverage ratio and an interest coverage ratio. We are also subject to other customary covenants, including limitations on additional borrowings, dividend payments and acquisitions. As of December 25, 2017, we were in compliance with these financial and other covenants.

7. Income Taxes
In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including additional limitations on executive compensation and limitations on the deductibility of interest.
The company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, "Income Taxes", in the reporting period in which the 2017 Tax Act was signed into law. As such, the company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The company included provisional estimates of income tax effects of the 2017 Tax Act as the interaction between valuation allowance and future deferred tax assets and liabilities is uncertain as of December 25, 2017.
The changes to existing U.S. tax laws as a result of the 2017 Tax Act, which we believe have the most significant impact on the company’s federal income taxes are as follows:
Reduction of the U.S. Corporate Income Tax Rate
The company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $2.2 million decrease in income tax expense for the year ended December 25, 2017 and a corresponding $2.2 million decrease in net deferred tax liabilities as of December 25, 2017.
Our income tax provision (benefit) for the years ended December 25, 2017, December 26, 2016 and December 28, 2015 consists of the following (in thousands):

	2017	2016	2015
Current
State	125	128	97
Subtotal Current	125	128	97
Deferred
Federal	(1,538)	665	660
State	83	68	82
Subtotal Deferred	(1,455)	733	742
Total income tax provision (benefit)	$(1,330)	$861	$839
Total income tax expense differed from the amount which would have been provided by applying the statutory federal income tax rate of 35% to earnings before taxes as follows (in thousands):

	2017	2016	2015
Income tax expense (benefit) at federal statutory rate	$(1,162)	$932	$687
State income taxes	27	138	129
Increase (decrease) in valuation allowance	1,962	(370)	(68)
Deferred taxes	(23)	83	30
Meals and entertainment	66	78	61
Equity Based Compensation	(2)	—	—
Impacts related to 2017 Tax Act	$(2,198)	$—	$—
Total income tax provision (benefit)	$(1,330)	$861	$839
Significant components of our deferred tax assets and liabilities at December 25, 2017 and December 26, 2016 are as follows:

	2017	2016
Non-current:
Deferred tax assets:
Net operating loss	$5,838	$6,045
Landlord contributions	6,910	8,644
Deferred rent	3,244	3,474
Stock compensation	1,509	1,391
Deemed landlord financing	6,629	9,522
Charitable contributions	80	94
Deferred revenue	424	455
Depreciation	417	236
Other	268	223
Valuation allowance	(7,764)	(8,831)
Deferred tax liabilities:
Goodwill	4,022	5,476
Property and equipment	17,555	21,253
Net deferred tax liabilities, non-current	4,022	5,476
Total net deferred tax liabilities	$4,022	$5,476

Due to our early adoption of ASU 2015-17 on a prospective basis all deferred taxes are presented as non-current as of December 25, 2017 and December 26, 2016. ASC 740 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. We have established a valuation allowance of $7.8 million and $8.8 million as of December 25, 2017 and December 26, 2016, respectively, against our net deferred tax assets due to the fact that it is not more likely than not that there will be sufficient taxable income in the future when the temporary differences are deductible.
A rollforward of activity in the valuation allowances follows:

Balance at December 29, 2014	$9,270
Addition to valuation allowance	—
Deductions	(69)
Balance at December 28, 2015	9,201
Addition to valuation allowance	—
Deductions	(370)
Balance at December 26, 2016	8,831
Addition to valuation allowance	—
Deductions	(1,067)
Balance at December 25, 2017	$7,764
We have recorded a full valuation allowance for the net amount of the deferred tax assets which are in excess of the indefinite-lived intangible asset deferred tax liabilities. The indefinite-lived intangible asset deferred tax liability in the amount of $4.0 million and $5.5 million as of December 25, 2017 and December 26, 2016, respectively, related to the book-tax basis difference in goodwill has not been netted against the deferred tax assets due to the uncertainty inherent in the reversal of this deferred tax liability.
At December 25, 2017, we have unused federal and state net operating loss carryforwards of $24.9 million and $12.3 million, respectively. Such losses expire in various amounts at varying times beginning in 2027 through 2037. Certain tax attributes are subject to annual limitations under Internal Revenue Code Section 382 as a result of changes in ownership. A valuation allowance is recorded against the net deferred tax assets, exclusive of indefinite-lived intangibles discussed above, including these carryforwards. We file income tax returns, which can be periodically audited by various federal and state jurisdictions. We are generally no longer subject to federal or state income examinations for years prior to fiscal year 2013.
The company currently believes that it is more likely than not that it will not be subject to the new interest expense limitations as a result of the 2017 Tax Act. When interest is limited under the 2017 Act, a company may carry forward the unused interest limitation indefinitely. Additionally, as a result of the 2017 Act, net operating losses generated after 2017 may be carried forward indefinitely. Indefinite carry forwards give rise to indefinite lived deferred tax assets. When such indefinite carry forwards are generated, our indefinite lived deferred tax liability could be considered as a source of future taxable income which may be netted with the indefinite lived deferred tax assets. Generation of future indefinite lived deferred tax assets could potentially result in a future reduction in our valuation allowance.
We continue to monitor and evaluate the rationale for recording a valuation allowance against our deferred tax assets including the interaction with indefinite lived deferred tax assets as a result of the 2017 Tax Act. As the Company increases earnings and utilizes deferred tax assets, it is possible the valuation allowance could be reduced or eliminated.

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
We determined that we were the accounting owner of a total of 49 and 44 leased buildings as a result of the application of build-to-suit lease accounting as of December 25, 2017 and December 26, 2016, respectively. There were eight and six of these buildings under construction as of December 25, 2017 and December 26, 2016, respectively.
The future minimum rental payments required under these leases, excluding real estate taxes, common area maintenance charges ("CAM"), insurance, deferred lease incentives and contingent rent for opened restaurants and restaurants under development, including those accounted for as deemed landlord financing, during the next five years and thereafter in the aggregate, are as follows (in thousands):

	Deemed landlord financing(1)	Operating leases
2018	5,270	21,670
2019	5,465	21,873
2020	5,523	22,227
2021	5,613	22,061
2022	5,659	22,502
Thereafter	75,462	286,076
Total	$102,992	$396,409

(1)Amounts include minimum rental payments for eight leases under construction as of December 25, 2017 where we are deemed the accounting owner. Final classification of lease payments as deemed landlord financing or operating leases is subject to change pending sale leaseback analysis performed at the store opening date.

Rent expense excluding real estate taxes, CAM, insurance, deferred lease incentives and contingent rent charged to operations under our operating leases on a straight-line basis was $22.1 million, $17.3 million and $13.1 million for the years ended December 25, 2017, December 26, 2016 and December 28, 2015, respectively. Contingent rent was $0.1 million per year for the years ended December 25, 2017, December 26, 2016 and December 28, 2015. Rent expense incurred prior to restaurant openings is included in pre-opening costs on the consolidated statement of operations in the amount of $0.5 million, $0.3 million and $0.2 million for the years ended December 25, 2017, December 26, 2016 and December 28, 2015, respectively.
Deemed landlord financing obligations totaled $33.2 million and $29.8 million for the years ended December 25, 2017 and December 26, 2016, respectively.

9. Related Party Transactions
We had no related party transactions in 2017, 2016 and 2015.

10. Commitments and Contingencies
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

11. Equity-based Compensation
In connection with the IPO, we adopted the 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”), which provides for grants of stock options, restricted stock units, restricted stock awards other stock-based awards and other cash-based awards available to directors, officers and other employees of us and our subsidiaries, as well as others performing consulting or advisory services to us. The number of shares of common stock available for issuance under the 2014 Incentive Plan may not exceed 1,905,799.
The following table summarizes our stock option plan activity:

	Number of units	Weighted-average exercise price
Outstanding at December 28, 2015	712,165	$25.38
Granted	139,531	26.98
Exercised	(70,190)	29.43
Forfeited	(57,085)	15.42
Expired	(13,824)	29.17
Outstanding at December 26, 2016	710,597	$26.28
Granted	509,497	19.43
Forfeited	(70,311)	26.46
Expired	(57,660)	22.55
Outstanding at December 25, 2017	1,092,123	$23.27

	Shares	Weighted-average exercise price per share	Weighted-average remaining years of contractual life	Aggregate intrinsic value (in thousands)
Outstanding as of December 25, 2017	1,092,123	$23.27	8.1	$1,216
Vested and expected to vest as of December 25, 2017	1,092,123	23.27	8.1	1,216
Exercisable as of December 25, 2017	362,733	24.20	6.8	397
Total intrinsic value of options exercised was zero, $1.5 million, and $2.0 million in years ended December 25, 2017, December 26, 2016 and December 28, 2015, respectively. Total fair value of options vested was $1.6 million, $1.4 million and $0.5 million in years December 25, 2017, December 26, 2016 and December 28, 2015, respectively.
The following table reflects the weighted-average assumptions utilized in the Black-Scholes option-pricing model to value the stock options granted in the years ended December 25, 2017, December 26, 2016 and December 28, 2015:

	2017	2016	2015
Expected volatility (1)	31.47%	31.83%	35.78%
Risk-free rate of return	1.98%	1.35%	1.65%
Expected life (in years) (2)	6.3	6.3	6.3
Dividend yield	0%	0%	0%
Weighted-average fair value per share at date of grant	$6.83	$9.14	$13.53

(1) Expected volatility was based on competitors within the industry.
(2) Expected life was calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, as we do not have sufficient historical data for determining the expected term of our stock option awards.

Included in the summary of stock option plan activity are 250,000 stock options that vested immediately upon completion of the IPO and 185,679 stock options granted that vest in five equal annual installments following the date of the grant. All other options vest in four equal annual installments following the date of the grant. All options have a contractual term of 10 years.
The following table summarizes our restricted stock unit plan activity:

	Restricted Stock Units	Weighted-average grant-date fair value
Non-vested at December 28, 2015	11,679	$27.12
Granted	82,381	28.05
Vested	(4,632)	25.18
Forfeited	(6,017)	27.42
Non-vested at December 26, 2016	83,411	28.13
Granted	66,442	21.34
Vested	(30,061)	27.65
Forfeited	(13,172)	$25.76
Non-vested at December 25, 2017	106,620	$24.32
All of the outstanding restricted stock units vest in three equal annual installments following the date of the grant.
During the fifty-two weeks ended December 25, 2017, 65,516 shares of restricted stock awards were granted. All shares of restricted stock vest in five equal annual installments following the date of the grant.
We recognized as a component of general and administrative expenses $3.1 million, $2.1 million and $1.2 million of equity-based compensation expense related to these awards in years ended December 25, 2017, December 26, 2016 and December 28, 2015, respectively. As of December 25, 2017, total unrecognized compensation expense related to non-vested stock awards was $7.0 million, which is expected to be recognized over a weighted-average period of 2.7 years.

12. Earnings per Share
Basic earnings per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted earnings per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.
The following table presents the computation of basic and diluted earnings per share for the years ended December 25, 2017, December 26, 2016 and December 28, 2015 (in thousands, except share and per share data):

	2017	2016	2015
Net income (loss)	$(1,991)	$1,803	$1,124
Shares:
Basic weighted average shares outstanding	19,484,111	19,434,622	19,344,896
Diluted weighted average shares outstanding	19,484,111	19,586,447	19,552,708
Earnings per share:
Basic and diluted EPS	$(0.10)	$0.09	$0.06
During the year ended December 25, 2017, 946,215 stock options, 104,957 restricted stock units and 13,918 restricted stock awards were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the year ended December 26, 2016, 420,981 stock options, 4,750 restricted stock units and no restricted stock shares were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the year ended December 28, 2015, 292,561 stock options, 159 restricted stock units and no restricted stock awards were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.

13. Casualty Loss
During the fifty-two weeks ended December 25, 2017, we recognized casualty loss of $0.2 million related to the write-off of assets and expenses associated with restaurants in Texas and Florida affected by extreme flooding from Hurricanes Harvey and Irma, respectively. During fifty-two weeks ended December 26, 2016 and December 28, 2015 we recognized casualty loss of zero and $0.4 million, respectively.

14. Quarterly Financial Data (unaudited)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in 2017 and 2016 (in thousands, except share and per share data):

	Quarter Ended
	December 25, 2017	October 2, 2017	July 10, 2017	April 17, 2017	December 26, 2016	October 3, 2016	July 11, 2016	April 18, 2016
Total revenue	$71,382	$77,853	$74,305	$90,561	$61,983	$67,296	$66,273	$80,411
Income (loss) from operations	(2,840)	1,256	1,097	1,712	(1,270)	2,053	2,806	2,836
Net income (loss)	(2,859)	270	579	19	(501)	(293)	1,201	1,396

Net income (loss) per share, basic and diluted	$(0.15)	$0.01	$0.03	$0.00	$(0.03)	$(0.02)	$0.06	$0.07
Weighted average shares outstanding, basic	19,490,383	19,489,074	19,488,851	19,472,124	19,460,467	19,458,921	19,436,315	19,396,815
Weighted average shares outstanding, diluted	19,490,383	19,489,074	19,493,514	19,528,915	19,460,467	19,458,921	19,631,272	19,568,815