Form 10-Q
period 2018-04-16
Zoe's Kitchen, Inc.
filed 2018-05-24
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended April 16, 2018
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
On May 24, 2018 there were 19,603,222 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 16, 2018	December 25, 2017
Assets
Current Assets:
Cash and cash equivalents	$3,703	$2,276
Trade accounts receivable, net of allowance for doubtful accounts	2,152	3,148
Other accounts receivable	1,317	2,231
Inventories	2,623	2,374
Prepaid expenses and other	3,666	1,949
Total current assets	13,461	11,978
Property and equipment, net	193,276	191,686
Goodwill	29,528	29,528
Intangibles, net	6,124	6,482
Other long-term assets, net	830	848
Total long-term assets	229,758	228,544
Total assets	$243,219	$240,522
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,639	$8,629
Accrued expenses and other	14,742	14,644
Total current liabilities	24,381	23,273
Long-term liabilities:
Long-term debt	16,500	12,500
Deemed landlord financing	31,134	33,240
Deferred rent	38,432	36,390
Deferred income taxes	4,162	4,022
Other long-term liabilities, net	—	18
Total long-term liabilities	90,228	86,170
Total liabilities	114,609	109,443
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock: $0.01 par value, 135,000,000 shares authorized as of April 16, 2018 and December 25, 2017; 19,597,482 and 19,556,044 issued and outstanding as of April 16, 2018 and December 25, 2017, respectively.	$196	$196
Additional paid-in capital	153,018	151,868
Accumulated deficit	(24,604)	(20,985)
Total stockholders' equity	128,610	131,079
Total liabilities and stockholders' equity	$243,219	$240,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Sixteen Weeks Ended
	April 16, 2018	April 17, 2017
Revenue:
Restaurant sales	$102,029	$90,504
Royalty fees	45	57
Total revenue	102,074	90,561
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	29,736	26,496
Labor	32,512	26,952
Store operating expenses	23,257	19,049
General and administrative expenses	10,992	9,985
Depreciation	6,340	5,052
Amortization	358	489
Pre-opening costs	523	567
Loss from disposal of equipment	158	259
Total operating expenses	103,876	88,849
Income (loss) from operations	(1,802)	1,712
Other income and expenses:
Interest expense, net	1,623	1,368
Other income	(27)	(29)
Total other income and expenses	1,596	1,339
Income (loss) before provision for income taxes	(3,398)	373
Provision for income taxes	221	354
Net income (loss)	$(3,619)	$19
Earnings (loss) per share:
Basic	$(0.19)	$0.00
Diluted	$(0.19)	$0.00
Weighted average shares of common stock outstanding:
Basic	19,507,441	19,472,124
Diluted	19,507,441	19,528,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Sixteen Weeks Ended
	April 16, 2018	April 17, 2017
Cash flows from operating activities:
Net income (loss)	$(3,619)	$19
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,340	5,052
Amortization of intangible assets	358	489
Equity-based compensation	1,140	888
Deferred income taxes	141	264
Amortization of loan costs	21	7
Bad debt expense	2	3
Loss from disposal of equipment	158	259
Accretion of deemed landlord financing	84	92
Changes in operating assets and liabilities:
Trade accounts receivable	994	510
Other accounts receivable	925	907
Inventories	(249)	(224)
Prepaid expenses and other	(1,718)	(1,783)
Accounts payable	912	2,095
Accrued expenses and other	427	350
Deferred rent	2,071	1,705
Net cash provided by operating activities	7,987	10,633
Cash flows from investing activities:
Purchase of property and equipment	(10,598)	(13,217)
Proceeds from sale of property and equipment	18	—
Net cash used in investing activities	(10,580)	(13,217)
Cash flows from financing activities:
Proceeds from line of credit	4,000	—
Proceeds from deemed landlord financing	10	121
Proceeds from exercise of stock options	11	—
Payments of loan acquisition fees	(1)	—
Net cash provided by financing activities	4,020	121
Net change in cash and cash equivalents	1,427	(2,463)
Cash and cash equivalents:
Beginning of period	2,276	5,493
End of period	$3,703	$3,030

Supplemental disclosure of cash flow information:
Cash paid for interest related to long-term debt	$144	$—
Cash paid for interest related to deemed landlord financing	1,462	1,455
Non-cash deemed landlord financing	(2,200)	2,450
Change in accrued purchases of property and equipment	(260)	2,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us") primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of April 16, 2018, we operated 251 Company-owned restaurants and three franchise restaurants in 20 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All of our assets are located in the United States.
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
Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Due to the seasonality of our business, results for any interim financial period are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new restaurants. These interim unaudited condensed consolidated financial statements do not represent complete financial statements and should be read in conjunction with our annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2017 (the "2017 Form 10-K"). While the condensed consolidated balance sheet data as of December 25, 2017 was derived from audited financial statements, it does not include all disclosures required by GAAP.
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
Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Monday of the calendar year. Fiscal year ended December 31, 2018 consists of 53 weeks and fiscal year ended December 25, 2017 consisted of 52 weeks. Our first fiscal quarter consists of 16 weeks, and each of our second, third and fourth fiscal quarters consists of 12 weeks, except for a 53-week year when the fourth quarter has 13 weeks.

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
Recently Adopted Accounting Standards
In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin ("SAB") No. 118," which incorporates paragraphs from SAB 118 in to the accounting codification. SAB 118 addressed the application of GAAP in the reporting period in which the Tax Cuts and Jobs Act (the "2017 Tax Act"), which the Company has adopted. See Note 8 for more information regarding effects of the 2017 Tax Act.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award, and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. We adopted this amendment effective December 26, 2017. The adoption of this guidance did not impact our condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which provides specific guidance regarding presentation and classification on a variety of cash payments and receipts. Among the issues addressed is the classification of proceeds from the settlement of insurance claims. We adopted this amendment effective December 26, 2017. The adoption of this guidance did not impact our condensed consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-04, "Liabilities - Extinguishments of Liabilities (Subtopic 405-20)", which amends subtopic 405-20 to provide a scope exception that requires breakage for prepaid stored-value product liabilities to be accounted for consistent with the breakage guidance in Topic 606. We adopted this amendment effective December 26, 2017. The adoption of this guidance did not impact our condensed consolidated financial statements.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for adoption. The update is now effective for reporting periods beginning after December 15, 2017. In March 2016, April 2016, May 2016, and December 2016 the FASB also issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, to further clarify performance obligations and licensing implementation guidance and other general topics. We adopted this amendment using the modified retrospective approach for the fiscal year and quarter beginning December 26, 2017. See Note 2 for additional information regarding our revenue policies, sources of revenue, and contract balances.
Recently Issued Accounting Standards
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Previous lease accounting did not require certain lease types to be recognized on the balance sheet. In January 2018, the FASB issued ASU 2018-01 which provides an optional transition practical expedient under Topic 842 to not evaluate land easements that were not previously accounted for as leases under current lease guidance. This update is an amendment to the codification and is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years applied using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our financial position and results of operations, but expect that it will result in a significant increase in our long-term assets and liabilities given we have a significant number of leases which are not reflected on the balance sheet under current GAAP. In addition, rental payments under most of our leases for which we are the accounting owner will no longer be considered debt service applied to deemed landlord financing and interest expense. Instead, these rental payments will be classified as rent expense.

2.    Revenue
On December 26, 2017 we adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, using the modified retrospective approach. The adoption of the standard did not have a material impact on our financial position or results from operations. The new standard did not impact our recognition of restaurant sales or royalty fees. Revenue recognized related to gift card breakage was also not impacted as we have historically recognized breakage in proportion to the pattern of customer redemption. Refer to Note 1 of our 2017 Form 10-K for our policies on revenue recognition from restaurant sales, gift cards and royalty fee accounting. Comparative period information presented in this report has not been restated and it continues to be reported under the accounting standard in effect during those periods.
Contract Balances

Contract liabilities and receivables from customers consisted of the following (in thousands):

	April 16, 2018	December 25, 2017
Sales receivable (1)	1,000	1,170
Gift card liability (2)	1,197	1,732
Deferred revenue, current (2)	128	23
(1) Included in balance of Trade accounts receivable, net of allowance for doubtful accounts on our unaudited condensed consolidated balance sheet.
(2) Included in balance of Accrued expenses and other on our unaudited condensed consolidated balance sheet.

Revenue recognized during the period that was included in liability balances at the beginning of the period consisted of the following (in thousands):

Sixteen weeks ended
April 16, 2018
Gift card liability	$1,009
Deferred revenue, current	$23

3.    Supplemental Information
Property and equipment, net consisted of the following (in thousands):

	April 16, 2018	December 25, 2017
Buildings under deemed landlord financing	24,380	26,580
Leasehold improvements	161,032	153,425
Machinery and equipment	41,344	39,510
Furniture and fixtures	8,427	7,988
Automobiles	3,825	3,946
Computer equipment	17,808	17,013
Construction in progress	5,322	6,073
Property and equipment, gross	262,138	254,535
Less: Accumulated depreciation	(68,862)	(62,849)
Total Property and equipment, net	$193,276	$191,686
Accrued expenses and other consisted of the following (in thousands):

	April 16, 2018	December 25, 2017
Accrued payroll and payroll taxes	$5,136	$5,168
Accrued capital purchases	1,747	2,031
Sales tax payable	2,184	945
Gift card liability	1,197	1,732
Other accrued expenses	4,478	4,768
Total Accrued expenses and other	$14,742	$14,644

4.    Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.

5.    Bank Line of Credit and Term Loan
On November 7, 2017, we entered into a credit facility with JPMorganChase Bank, National Association (the "2017 Credit Facility"). The 2017 Credit Facility consists of a revolving loan commitment in the aggregate amount of $50.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $25.0 million. The 2017 Credit Facility has a five year term and matures on November 7, 2022. As of April 16, 2018, we had $16.5 million of indebtedness under the 2017 Credit Facility.
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
Revolving credit loans under the 2017 Credit Facility bear interest, at the Company’s election, at either the LIBOR plus an applicable margin or the base rate plus an applicable margin. The base rate consists of the highest of the prime rate, the federal funds rate plus 0.5% and LIBOR for a one-month interest period plus 1.0%. The applicable margin and associated loan commitment fee consists of four pricing levels based on the Company’s consolidated total debt ratio. The weighted-average interest rate was 3.1% for the sixteen weeks ended April 16, 2018.

Applicable margin and commitment fee rates shall be the rates per annum set for in the table below:

	Applicable Margin
Total Debt Ratio	Base Rate	LIBOR	Commitment Fee Rate
>2.0 to 1.0	0.875%	1.875%	0.35%
≤ 2.0 to 1.0 but > 1.5 to 1.0	0.750%	1.750%	0.30%
≤ 1.5 to 1.0 but > 1.0	0.625%	1.625%	0.25%
≤1.0 to 1.0	0.500%	1.500%	0.20%
The 2017 Credit Facility includes specific financial covenants such as a leverage ratio and an interest coverage ratio. We are also subject to other customary covenants, including limitations on additional borrowings, dividend payments and acquisitions. As of April 16, 2018, we were in compliance with these financial and other covenants.

6.    Equity-based Compensation
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
The following table summarizes our stock option plan activity during the sixteen weeks ended April 16, 2018:

	Stock Options	Weighted Average Exercise Price
Outstanding as of December 25, 2017	1,092,123	$23.27
Granted	144,565	14.05
Exercised	(717)	15.00
Forfeited	(6,485)	22.82
Expired	(4,652)	25.75
Outstanding as of April 16, 2018	1,224,834	$22.18
Included in the stock option plan activity above are 250,000 stock options that vested immediately upon completion of the IPO and 185,679 stock options that vest in five equal annual installments following the date of the grant. All other options vest in four equal annual installments following the date of the grant. All options have a contractual term of 10 years.
The following table reflects the weighted-average assumptions utilized in the Black-Scholes option-pricing model to value the stock options granted.

Sixteen Weeks Ended
April 16, 2018
Expected volatility (1)	31.0%
Risk-free rate of return	2.7%
Expected life (in years) (2)	6.3
Dividend yield	0%
Weighted-average fair value per share at date of grant	$5.09
(1) Expected volatility was based on competitors within the industry.
(2) Expected life was calculated using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period, as we do not have sufficient historical data for determining the expected term of our stock option awards.

The following table summarizes our restricted stock unit plan activity during the sixteen weeks ended April 16, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 25, 2017	106,620	$24.32
Granted	191,914	14.07
Vested	(40,721)	25.76
Forfeited	(2,605)	21.45
Non-vested at April 16, 2018	255,208	$16.41

The fair value of the non-vested restricted stock units is based on the closing price on the date of grant. All of our non-vested restricted stock units vest in three or four equal annual installments following the date of the grant.
As of April 16, 2018 and December 25, 2017, 65,516 shares of restricted stock with a weighted average grant date fair value of $13.36 were non-vested. All shares of restricted stock vest in five equal annual installments following the date of the grant.
We recognized equity-based compensation as a component of general and administrative expenses of $1.1 million and $0.9 million during the sixteen weeks ended April 16, 2018 and April 17, 2017, respectively. As of April 16, 2018, total unrecognized compensation expense related to non-vested stock awards was $9.2 million, which is expected to be recognized over a weighted-average period of 3.0 years.

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
The following table presents the computation of basic and diluted net income (loss) per share for the period indicated:

	Sixteen Weeks Ended
	April 16, 2018	April 17, 2017
Net income (loss) (in thousands):	$(3,619)	$19
Shares:
Basic weighted average shares outstanding	19,507,441	19,472,124
Diluted weighted average shares outstanding	19,507,441	19,528,915
Earnings (loss) per share:
Basic EPS	$(0.19)	$0.00
Diluted EPS	$(0.19)	$0.00
During the sixteen weeks ended April 16, 2018, there were 1,069,105 stock options, 82,004 restricted stock units and 14,489 restricted stock shares excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the sixteen weeks ended April 17, 2017, there were 607,105 stock options, 85,094 restricted stock units and no restricted stock shares excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.

8.    Income Taxes
In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.
The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, "Income Taxes", in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company included provisional estimates of income tax effects of the 2017 Tax Act as of April 18, 2016.
Provision for income taxes was $0.2 million for the sixteen weeks ended April 16, 2018 compared to $0.4 million for the sixteen weeks ended April 17, 2017. The effective tax rate was (6)% and 95% for the sixteen weeks ended April 16, 2018 and April 17, 2017, respectively. Our tax expense for the year primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. As part of the 2017 Tax Act, NOL’s generated in 2018 and later are not subject to an expiration period and are available to offset 80% of taxable income in the year in which they are utilized. The indefinite carryforward period of 2018 and subsequent NOL’s can be used as support for the realization of indefinite-lived deferred tax liabilities to the extent that such NOL’s do not exceed 80% of the goodwill that was not available to offset existing deferred tax assets. Accordingly, the Company has recognized a deferred tax asset for the estimated NOL generated during 2018. Our quarterly provision for income taxes is measured using an annual estimated effective tax rate for the full year applied to period earnings. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.
We continue to monitor and evaluate the rationale for recording a full valuation allowance for the net amount of the deferred tax assets which are in excess of the indefinite-lived deferred tax assets and liabilities. We intend to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our 2017 Form 10-K.
In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions set forth under the sections entitled "Risk Factors" and "Forward-Looking Statements" as filed in our 2017 Form 10-K.
Overview
Zoës Kitchen is a growing, fast-casual restaurant concept serving a distinct menu of fresh, wholesome, Mediterranean-inspired dishes delivered with warm hospitality. Founded in 1995 in Birmingham, Alabama, Zoës Kitchen has never wavered from our commitment to make our food fresh daily and to serve our customers in a warm and welcoming environment.
Growth Strategies and Outlook
We plan to execute the following strategies to continue to enhance our brand awareness and grow our revenue and achieve profitability:

•	increase our comparable restaurant sales;

•	enhance our operations and leverage infrastructure; and

•	grow our restaurant base

We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 254 restaurants in 20 states as of April 16, 2018, including three franchise restaurants. We opened 11 Company-owned restaurants during the sixteen weeks ended April 16, 2018. We plan to open approximately 25 restaurants in fiscal year 2018, including the restaurants opened in the sixteen weeks ended April 16, 2018.
During 2017 and continuing into 2018, the restaurant industry has faced numerous challenges that negatively impacted the financial performance of many fast casual restaurant chains. These challenges were based upon a number of factors such as increased competition, heavy discounting, increased labor costs, and the influence of technology and delivery on customer spending, among others. In response to these challenges, we have undertaken a number of significant initiatives which we expect to help us drive sales and customer traffic and to improve the guest experience in our restaurants. We are continuing to innovate our menu, make investments in technology, improve operational efficiencies, and invest further in our capabilities to meet the off-premise dining demand through delivery and catering. Our ability to execute these initiatives will continue to serve as key areas of our focus in addressing these challenging fast casual restaurant sector conditions. There can be no assurance that our strategies and initiatives will be successful solutions to the current challenges.
In addition, we are taking a number of strategic actions to seek to improve operations and financial performance.  We will slow our growth by adjusting our new restaurant plan for 2018 through 2019 to approximately 35 total restaurants.  We are evaluating under-performing restaurants. As part of our evaluation we will likely incur asset impairment, severance and lease termination charges and such charges could be material. The net book value of assets being evaluated is $18.0 million. We will reduce general and administrative expenses by reallocating resources towards sales driving tactics and reducing infrastructure in other areas. We also expect to increase our marketing investment, which we believe will increase brand awareness and add to transactions. While we will continue to examine our growth strategies for the purpose of maximizing shareholder value for the long term, there can be no assurance that any of these actions will improve our financial performance.

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
Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for 18 fiscal periods or longer. Each fiscal period consists of 28 days. As of April 16, 2018 and April 17, 2017, there were 199 and 161 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
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
The following table shows the growth in our Company-owned and franchise restaurant base:

	Sixteen Weeks Ended
	April 16, 2018	April 17, 2017
Company-owned Restaurant Base
Beginning of period	240	201
Openings	11	10
Restaurants at end of period	251	211
Franchise Restaurant Base
Beginning of period	3	3
Restaurants at end of period	3	3
Total restaurants	254	214

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
Interest expense, net.    Interest expense includes cash and imputed non-cash charges related to our deemed landlord financing, non-cash charges related to our residual value obligations, amortization of debt issue costs as well as cash payments and accrued charges related to our 2017 Credit Facility.
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

	Sixteen Weeks Ended
	April 16, 2018	April 17, 2017
Revenue:
Restaurant sales	100.0%	99.9%
Royalty fees	0.0%	0.1%
Total revenue	100.0%	100.0%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization) (1):
Cost of sales	29.1%	29.3%
Labor	31.9%	29.8%
Store operating expenses	22.8%	21.0%
General and administrative expenses	10.8%	11.0%
Depreciation	6.2%	5.6%
Amortization	0.4%	0.5%
Pre-opening costs	0.5%	0.6%
Loss from disposal of equipment	0.2%	0.3%
Total operating expenses	101.8%	98.1%
Income (loss) from operations	(1.8)%	1.9%
Other income and expenses:
Interest expense, net	1.6%	1.5%
Other income	(0.0)%	(0.0)%
Total other income and expenses	1.6%	1.5%
Income (loss) before provision for income taxes	(3.3)%	0.4%
Provision for income taxes	0.2%	0.4%
Net income (loss)	(3.5)%	0.0%

(1) As a percentage of restaurant sales.

Sixteen Weeks Ended April 16, 2018 compared to Sixteen Weeks Ended April 17, 2017
The following table presents selected consolidated comparative results of operations from our unaudited condensed consolidated financial statements for the sixteen weeks ended April 16, 2018 compared to the sixteen weeks ended April 17, 2017:

	Sixteen Weeks Ended

	April 16, 2018	April 17, 2017	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$102,029	$90,504	$11,525	12.7%
Royalty fees	45	57	(12)	(21.1)%
Total revenue	102,074	90,561	11,513	12.7%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	29,736	26,496	3,240	12.2%
Labor	32,512	26,952	5,560	20.6%
Store operating expenses	23,257	19,049	4,208	22.1%
General and administrative expenses	10,992	9,985	1,007	10.1%
Depreciation	6,340	5,052	1,288	25.5%
Amortization	358	489	(131)	(26.8)%
Pre-opening costs	523	567	(44)	(7.8)%
Loss from disposal of equipment	158	259	(101)	(39.0)%
Total operating expenses	103,876	88,849	15,027	16.9%
Income (loss) from operations	(1,802)	1,712	(3,514)	(205.3)%
Other income and expenses:
Interest expense, net	1,623	1,368	255	18.6%
Other income	(27)	(29)	2	(6.9)%
Total other income and expenses	1,596	1,339	257	19.2%
Income (loss) before provision for income taxes	(3,398)	373	(3,771)	*
Provision for income taxes	221	354	(133)	(37.6)%
Net income (loss)	$(3,619)	$19	$(3,638)	*

* Not meaningful
Restaurant sales.    The following table summarizes the growth in restaurant sales from the sixteen weeks ended April 17, 2017 to the sixteen weeks ended April 16, 2018 (dollars in thousands):

Net Sales
Restaurant sales for the sixteen weeks ended April 17, 2017	$90,504
Incremental restaurant sales increase due to:
Comparable restaurant sales	(2,002)
Restaurants not in comparable restaurant base	13,527
Restaurant sales for the sixteen weeks ended April 16, 2018	$102,029

Restaurant sales increased by $11.5 million, or 12.7%, in the sixteen weeks ended April 16, 2018 compared to the sixteen weeks ended April 17, 2017. Restaurants not in the comparable restaurant base and other sales accounted for $13.5 million of this increase. Comparable restaurant sales decreased $2.0 million, or 2.3%, in the sixteen weeks ended April 16, 2018, comprised primarily of a 4.4% decrease in transactions and product mix offset by a 2.1% increase in price.
Royalty fees.    Royalty fees remained flat in the sixteen weeks ended April 16, 2018 compared to the sixteen weeks ended April 17, 2017.
Cost of sales.    Cost of sales increased $3.2 million in the sixteen weeks ended April 16, 2018 compared to the sixteen weeks ended April 17, 2017, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales decreased from 29.3% in the sixteen weeks ended April 17, 2017 to 29.1% in the sixteen weeks ended April 16, 2018. This decrease was primarily driven by lower costs in bread and dry goods partially offset by higher costs in seafood, refrigerated goods and frozen goods.
Labor.    Labor increased by $5.6 million in the sixteen weeks ended April 16, 2018 compared to the sixteen weeks ended April 17, 2017, due primarily to opening 40 new Company-owned restaurants. As a percentage of restaurant sales, labor increased from 29.8% in the sixteen weeks ended April 17, 2017 to 31.9% in the sixteen weeks ended April 16, 2018. The increase was primarily driven by the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes as well as an increase in wage rates.
Store operating expenses.    Store operating expenses increased by $4.2 million in the sixteen weeks ended April 16, 2018 compared to the sixteen weeks ended April 17, 2017, due primarily to opening 40 new Company-owned restaurants. As a percentage of restaurant sales, store operating expense increased from 21.0% in the sixteen weeks ended April 17, 2017 to 22.8% in the sixteen weeks ended April 16, 2018. This increase was primarily attributable to the dilutive effect on margins from our newest restaurants, which, on average, initially operate at less than system-wide average sales volumes as well as increased costs related to marketing.
General and administrative expenses.    General and administrative expenses increased by $1.0 million in the sixteen weeks ended April 16, 2018 compared to the sixteen weeks ended April 17, 2017. As a percentage of revenue, general and administrative expenses decreased from 11.0% in the sixteen weeks ended April 17, 2017 to 10.8% in the sixteen weeks ended April 16, 2018. The decrease was primarily driven by lower variable incentive compensation.
Depreciation.    Depreciation increased by $1.3 million in the sixteen weeks ended April 16, 2018 compared to the sixteen weeks ended April 17, 2017, due primarily to opening 40 new Company-owned restaurants. As a percentage of revenue, depreciation increased from 5.6% in the sixteen weeks ended April 17, 2017 to 6.2% in the sixteen weeks ended April 16, 2018 primarily due to corporate and in-store technology investments which typically have shorter useful lives.
Amortization.    Amortization decreased by $0.1 million in the sixteen weeks ended April 16, 2018 compared to the sixteen weeks ended April 17, 2017. The decrease was due to certain intangible assets becoming fully amortized in the prior year.
Pre-opening costs.    Pre-opening costs remained flat in the sixteen weeks ended April 16, 2018 compared to the sixteen weeks ended April 17, 2017. As a percent of revenue, pre-opening costs decreased from 0.6% in the sixteen weeks ended April 17, 2017 to 0.5% in the sixteen weeks ended April 16, 2018.
Interest expense.    Interest expense increased by $0.3 million in the sixteen weeks ended April 16, 2018 compared to the sixteen weeks ended April 17, 2017, due primarily to increased interest from deemed landlord financing and increased borrowings on our 2017 Credit Facility.

Provision for income taxes.    Provision for income taxes was $0.2 million for the sixteen weeks ended April 16, 2018 compared to $0.4 million for the sixteen weeks ended April 17, 2017. Our tax expense for the year typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.
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

The following table reconciles income (loss) from operations, which is a GAAP financial measure, to restaurant contribution and restaurant contribution margin:

	Sixteen Weeks Ended
	April 16, 2018	April 17, 2017

	(Dollars in thousands)
Restaurant Contribution:
Income (loss) from operations	$(1,802)	$1,712
Less:
Royalty fees	45	57
Add:
General and administrative expenses	10,992	9,985
Depreciation and amortization	6,698	5,541
Pre-opening costs(1)	523	567
Loss from disposal of equipment	158	259
Restaurant Contribution	$16,524	$18,007

Total revenue	$102,074	$90,561
Less: Royalty fees	45	57
Restaurant sales	$102,029	$90,504

Restaurant contribution margin	16.2%	19.9%

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
The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Sixteen Weeks Ended
	April 16, 2018	April 17, 2017

	(Dollars in thousands)
Adjusted EBITDA:
Net income (loss), as reported	$(3,619)	$19
Depreciation and amortization	6,698	5,541
Interest expense, net	1,623	1,368
Provision for income taxes	221	354
EBITDA	4,923	7,282
Pre-opening costs(1)	523	567
Loss from disposal of equipment	158	259
Adjusted EBITDA	$5,604	$8,108

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
We had negative working capital of $10.9 million as of April 16, 2018 compared to negative working capital of $11.3 million as of December 25, 2017. The decrease in negative working capital resulted primarily from draws on our 2017 Credit Facility as well as timing of annual invoices reflected in prepaid expenses. We believe that cash and cash equivalents, expected cash flow from operations and available borrowings on our 2017 Credit Facility are adequate to fund our operating lease obligations, capital expenditures and working capital obligations for the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully.
The following table summarizes consolidated cash flow data for the periods indicated:

	Sixteen Weeks Ended
	April 16, 2018	April 17, 2017

	(Dollars in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$7,987	$10,633
Net cash used in investing activities	(10,580)	(13,217)
Net cash provided by financing activities	4,020	121
Cash Flows Provided by Operating Activities
Net cash provided by operating activities decreased to $8.0 million for the sixteen weeks ended April 16, 2018 from $10.6 million for the sixteen weeks ended April 17, 2017. Net cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.
Net cash provided by operating activities for the sixteen weeks ended April 16, 2018 consisted primarily of net income adjusted for non-cash expenses and increases in deferred rent offset by an increase in prepaid expenses and other. The increase in deferred rent is related to new store openings. The increase in prepaid expenses and other is primarily related to the timing of several annual corporate invoices and prepaid rent.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased to $10.6 million for the sixteen weeks ended April 16, 2018 from $13.2 million for the sixteen weeks ended April 17, 2017. The decrease was primarily due to higher spending in 2017 related to technology investments.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities increased to $4.0 million for the sixteen weeks ended April 16, 2018 from $0.1 million for the sixteen weeks ended April 17, 2017, primarily due to borrowings on our 2017 Credit Facility.

Credit Facility
On November 7, 2017, we entered into the 2017 Credit Facility with JPMorganChase Bank, National Association as administrative agent. The 2017 Credit Facility consists of a revolving loan commitment in the aggregate amount of $50.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $25.0 million. The 2017 Credit Facility has a five year term and matures on November 7, 2022. As of April 16, 2018, we had $16.5 million of indebtedness under the 2017 Credit Facility.
Off-Balance Sheet Arrangements
As of April 16, 2018, we did not have any off-balance sheet arrangements.
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
We believe our critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable. Our critical accounting polices and estimates are described in our annual consolidated financial statements and the related notes in our 2017 Form 10-K. Including consideration of adopting the new revenue recognition and cash flow standards, there have been no material changes affecting our critical accounting policies and estimates for the sixteen weeks ended April 16, 2018.

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

Item 4. Controls and Procedures
As of April 16, 2018, the Company's management carried out an evaluation with the participation of Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective to provide reasonable assurance that the information we are required to file under the Exchange Act is recorded and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in internal control over financial reporting during the quarter ended April 16, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 9, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 25, 2017.

Item 2. Unregistered Sales of Equity and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On  April 20, 2018, we adopted the 2018 Omnibus Incentive Plan. Pursuant to our Board’s recommendation, we have submitted this Plan to our stockholders for approval at our Annual Meeting of Stockholders on June 14, 2018. For a summary of the this Plan and a complete copy of it, please refer to our Proxy Statement on Schedule 14A filed with the SEC on April 24, 2018.
On May 24, 2018, we entered into the following agreements:
Amended and Restated Employment Agreement with our CEO, Kevin Miles, which restates and supersedes in its entirety the prior Amended and Restated Employment Agreement dated May 24, 2017, between us and Mr. Miles. Pursuant to this new Amended and Restated Employment Agreement, certain modifications were made to the definition of “good reason,” among other immaterial administrative and conforming changes.
Amended and Restated Severance Agreement with our CFO, Sunil Doshi, which restates and supersedes in its entirely the Amended Severance Agreement dated February 25, 2016, between us and Mr. Doshi.  Pursuant to the Amended and Restated Severance Agreement, the terms of his severance were modified to provide for acceleration of any unvested equity upon any termination “without cause” or for “good reason” (as such terms are defined in the Agreement), among other immaterial administrative and conforming changes.
Amended and Restated Management Severance Plan, which makes solely conforming changes to the definition of “good reason” (as it applies to our CEO) based on changes referenced above.  This Amended and Restated Management Severance Plan restates and supersedes our 2016 Management Severance Program, as amended on May 24, 2017.
The foregoing summaries of the Amended and Restated Employment Agreement, the Amended and Restated Severance Agreement and the Amended and Restated Management Severance Plan do not purport to be complete and are qualified in their entireties by the full text of such agreements, copies of which are filed herewith as Exhibits 10.1, 10.2 and 10.3, respectively.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Amended and Restated Employment Agreement between Kevin Miles and Zoe's Kitchen, Inc. dated May 24, 2018.
10.2	Amended and Restated Severance Agreement between Sunil Doshi and Zoe's Kitchen, Inc. dated May 24, 2018.
10.3	Amended and Restated Management Severance Plan dated May 24, 2018.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 24, 2018

ZOE'S KITCHEN, INC.

By:	/s/ Kevin Miles
Name: Kevin Miles
Title: President and Chief Executive Officer

By:	/s/ Sunil Doshi
Name: Sunil Doshi
Title: Chief Financial Officer