Form 10-Q
period 2018-07-09
Zoe's Kitchen, Inc.
filed 2018-08-17
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 9, 2018
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
On August 17, 2018 there were 19,604,095 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 9, 2018	December 25, 2017
Assets
Current Assets:
Cash and cash equivalents	$1,708	$2,276
Trade accounts receivable, net of allowance for doubtful accounts	3,218	3,148
Other accounts receivable	1,199	2,231
Inventories	2,795	2,374
Prepaid expenses and other	4,562	1,949
Total current assets	13,482	11,978
Property and equipment, net	174,265	191,686
Goodwill	29,528	29,528
Intangibles, net	5,886	6,482
Other long-term assets, net	824	848
Total long-term assets	210,503	228,544
Total assets	$223,985	$240,522
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,357	$8,629
Accrued expenses and other	13,260	14,644
Total current liabilities	22,617	23,273
Long-term liabilities:
Long-term debt	18,500	12,500
Deemed landlord financing	28,517	33,240
Deferred rent	39,466	36,390
Deferred income taxes	4,192	4,022
Other long-term liabilities, net	—	18
Total long-term liabilities	90,675	86,170
Total liabilities	113,292	109,443
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock: $0.01 par value, 135,000,000 shares authorized as of July 9, 2018 and December 25, 2017; 19,604,095 and 19,556,044 issued and outstanding as of July 9, 2018 and December 25, 2017, respectively.	$196	$196
Additional paid-in capital	153,874	151,868
Accumulated deficit	(43,377)	(20,985)
Total stockholders' equity	110,693	131,079
Total liabilities and stockholders' equity	$223,985	$240,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 9, 2018	July 10, 2017	July 9, 2018	July 10, 2017
Revenue:
Restaurant sales	$81,558	$74,261	$183,587	$164,765
Royalty fees	41	44	86	101
Total revenue	81,599	74,305	183,673	164,866
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	24,218	21,791	53,954	48,287
Labor	25,461	22,113	57,973	49,065
Store operating expenses	18,252	16,242	41,509	35,291
General and administrative expenses	9,300	7,124	20,292	17,109
Depreciation	4,890	4,161	11,230	9,213
Amortization	238	350	596	839
Pre-opening costs	310	679	833	1,246
Impairment loss	16,313	—	16,313	—
Loss from disposal of equipment	111	748	269	1,007
Total operating expenses	99,093	73,208	202,969	162,057
Income (loss) from operations	(17,494)	1,097	(19,296)	2,809
Other income and expenses:
Interest expense, net	1,244	1,018	2,867	2,386
Other income	(31)	(20)	(58)	(49)
Total other income and expenses	1,213	998	2,809	2,337
Income (loss) before provision for income taxes	(18,707)	99	(22,105)	472
Provision (benefit) for income taxes	66	(480)	287	(126)
Net income (loss)	$(18,773)	$579	$(22,392)	$598
Earnings (loss) per share:
Basic	$(0.96)	$0.03	$(1.15)	$0.03
Diluted	$(0.96)	$0.03	$(1.15)	$0.03
Weighted average shares of common stock outstanding:
Basic	19,539,101	19,488,851	19,521,010	19,479,293
Diluted	19,539,101	19,493,514	19,521,010	19,513,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Twenty-eight Weeks Ended
	July 9, 2018	July 10, 2017
Cash flows from operating activities:
Net income (loss)	$(22,392)	$598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,230	9,213
Amortization of intangible assets	596	839
Equity-based compensation	1,909	1,696
Deferred income taxes	170	(108)
Amortization of loan costs	36	12
Bad debt expense	7	12
Impairment loss	16,313	—
Loss from disposal of equipment	269	1,007
Accretion of deemed landlord financing	143	159
Changes in operating assets and liabilities:
Trade accounts receivable	(77)	157
Other accounts receivable	1,032	(44)
Inventories	(421)	(499)
Prepaid expenses and other	(2,624)	(2,159)
Accounts payable	748	2,159
Accrued expenses and other	(771)	110
Deferred rent	3,124	3,877
Net cash provided by operating activities	9,292	17,029
Cash flows from investing activities:
Purchase of property and equipment	(15,988)	(28,255)
Proceeds from sale of property and equipment	31	—
Net cash used in investing activities	(15,957)	(28,255)
Cash flows from financing activities:
Proceeds from line of credit	6,000	10,000
Proceeds from deemed landlord financing	—	282
Proceeds from exercise of stock options	98	—
Payments of loan acquisition fees	(1)	—
Net cash provided by financing activities	6,097	10,282
Net change in cash and cash equivalents	(568)	(944)
Cash and cash equivalents:
Beginning of period	2,276	5,493
End of period	$1,708	$4,549

Supplemental disclosure of cash flow information:
Cash paid for interest related to long-term debt	$255	$12
Cash paid for interest related to deemed landlord financing	2,546	2,363
Non-cash deemed landlord financing	(2,200)	2,150
Change in accrued purchases of property and equipment	(678)	2,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us") primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of July 9, 2018, we operated 256 Company-owned restaurants and two franchise restaurants in 20 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All of our assets are located in the United States.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Previous lease accounting did not require certain lease types to be recognized on the balance sheet. In January 2018, the FASB issued ASU 2018-01 which provides an optional transition practical expedient under Topic 842 to not evaluate land easements that were not previously accounted for as leases under current lease guidance. In July 2018, the FASB issued ASU 2018-10 which improves clarity of the new guidance and corrects unintended application of the new guidance. This update is an amendment to the codification and is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years applied using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our financial position and results of operations, but expect that it will result in a significant increase in our long-term assets and liabilities given we have a significant number of leases which are not reflected on the balance sheet under current GAAP. In addition, rental payments under most of our leases for which we are the accounting owner will no longer be considered debt service applied to deemed landlord financing and interest expense. Instead, these rental payments will be classified as rent expense.

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
Contract Balances

Contract liabilities and receivables from customers consisted of the following (in thousands):

	July 9, 2018	December 25, 2017
Sales receivable (1)	$453	$1,170
Gift card liability (2)	939	1,732
Deferred revenue, current (2) (3)	263	23
(1) Included in balance of Trade accounts receivable, net of allowance for doubtful accounts on our unaudited condensed consolidated balance sheet.
(2) Included in balance of Accrued expenses and other on our unaudited condensed consolidated balance sheet.
(3) Balance as of July 9, 2018, includes deferred revenue related to sales placed online for future dates and Zoe's Kitchen's customer loyalty program "ZK Rewards" which was launched May 1, 2018.

Revenue recognized during the period that was included in liability balances at the beginning of the period consisted of the following (in thousands):

	Twelve weeks ended July 9, 2018	Twenty-eight weeks ended July 9, 2018
Gift card liability	$333	$1,342
Deferred revenue, current	$—	$23

3.    Supplemental Information
Property and equipment, net consisted of the following (in thousands):

	July 9, 2018	December 25, 2017
Buildings under deemed landlord financing	$22,180	$26,580
Leasehold improvements	143,876	153,425
Machinery and equipment	42,209	39,510
Computer equipment	18,425	17,013
Furniture and fixtures	8,584	7,988
Automobiles	3,795	3,946
Construction in progress	4,890	6,073
Property and equipment, gross	243,959	254,535
Less: Accumulated depreciation	(69,694)	(62,849)
Total Property and equipment, net	$174,265	$191,686

Accrued expenses and other consisted of the following (in thousands):

	July 9, 2018	December 25, 2017
Accrued payroll and payroll taxes	$5,005	$5,168
Accrued capital purchases	1,004	2,031
Sales tax payable	1,689	945
Gift card liability	939	1,732
Other accrued expenses	4,623	4,768
Total Accrued expenses and other	$13,260	$14,644

4.    Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.
Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of July 9, 2018 are discussed in Note 9 Impairment Loss.

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
As of July 9, 2018 we had $18.5 million of indebtedness at a weighted-average interest rate of 3.3% under the 2017 Credit Facility. As of December 25, 2017 we had $12.5 million indebtedness at a weighted-average interest rate of 2.5% under the 2017 Credit Facility.
The 2017 Credit Facility includes specific financial covenants such as a leverage ratio and an interest coverage ratio. We are also subject to other customary covenants, including limitations on additional borrowings, dividend payments and acquisitions. As of July 9, 2018, we were in compliance with these financial and other covenants.

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
On April 20, 2018, we adopted the Zoe's Kitchen, Inc. 2018 Omnibus Incentive Plan (the "2018 Incentive Plan"), which provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards available to directors, officers and other employees of us and our subsidiaries, as well as others performing consulting or advisory services to us. The number of shares of common stock available for issuance under the 2018 Incentive Plan may not exceed 1,589,000. Upon the effective date of the 2018 Incentive Plan, no equity awards will be made under the 2014 Incentive Plan.
The following table summarizes our stock option plan activity during the twenty-eight weeks ended July 9, 2018:

	Stock Options	Weighted Average Exercise Price
Outstanding as of December 25, 2017	1,092,123	$23.27
Granted	144,565	14.05
Exercised	(6,457)	15.00
Forfeited	(52,854)	23.72
Expired	(52,781)	26.94
Outstanding as of July 9, 2018	1,124,596	$21.94
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
July 9, 2018
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

The following table summarizes our restricted stock unit plan activity during the twenty-eight weeks ended July 9, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 25, 2017	106,620	$24.32
Granted	198,410	13.90
Vested	(41,594)	25.60
Forfeited	(27,884)	16.82
Non-vested at July 9, 2018	235,552	$16.21

The fair value of the non-vested restricted stock units is based on the closing price on the date of grant. All of our non-vested restricted stock units vest in three or four equal annual installments following the date of the grant.
As of December 25, 2017, 65,516 shares of restricted stock with a weighted average grant date fair value of $13.36 were non-vested. During the twenty-eight weeks ended July 9, 2018, 9,200 shares of restricted stock with a weight-average grant date fair value of $13.60 vested. As of July 9, 2018, 56,316 shares of restricted stock with a weighted average grant date fair value of $13.33 were non-vested. All shares of restricted stock vest in five equal annual installments following the date of the grant.
We recognized equity-based compensation as a component of general and administrative expenses of $0.8 million and $0.8 million during twelve weeks ended July 9, 2018 and July 10, 2017, respectively, and $1.9 million and $1.7 million during the twenty-eight weeks ended July 9, 2018 and July 10, 2017, respectively. As of July 9, 2018, total unrecognized compensation expense related to non-vested stock awards was $7.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.

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
The following table presents the computation of basic and diluted net income (loss) per share for the period indicated:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 9, 2018	July 10, 2017	July 9, 2018	July 10, 2017
Net income (loss) (in thousands):	$(18,773)	$579	$(22,392)	$598
Shares:
Basic weighted average shares outstanding	19,539,101	19,488,851	19,521,010	19,479,293
Diluted weighted average shares outstanding	19,539,101	19,493,514	19,521,010	19,513,743
Earnings (loss) per share:
Basic EPS	$(0.96)	$0.03	$(1.15)	$0.03
Diluted EPS	$(0.96)	$0.03	$(1.15)	$0.03
During the twelve weeks ended July 9, 2018, there were 1,176,266 stock options, 238,334 restricted stock units and 3,480 restricted stock shares excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the twelve weeks ended July 10, 2017, there were 957,463 stock options, 116,441 restricted stock units and no restricted stock shares excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.
During the twenty-eight weeks ended July 9, 2018, there were 1,115,031 stock options, 149,002 restricted stock units and 9,771 restricted stock shares excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the twenty-eight weeks ended July 10, 2017, there were 757,258 stock options, 98,528 restricted stock units and no restricted stock shares excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.

8.    Income Taxes
In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.
The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, "Income Taxes", in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company included provisional estimates of income tax effects of the 2017 Tax Act as of July 9, 2018.
Provision for income taxes was $0.1 million for the twelve weeks ended July 9, 2018, compared to benefit for income taxes of $0.5 million for the twelve weeks ended July 10, 2017. Provision for income taxes was $0.3 million for the twenty-eight weeks ended July 9, 2018 compared to benefit for income taxes of $0.1 million for the twenty-eight weeks ended July 10, 2017. The effective tax rate was (1)% and (27)% for the twenty-eight weeks ended July 9, 2018 and July 10, 2017, respectively. Our tax expense for the year primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. As part of the 2017 Tax Act, net operating losses ("NOL") generated in 2018 and later are not subject to an expiration period and are available to offset 80% of taxable income in the year in which they are utilized. The indefinite carryforward period of 2018 and subsequent NOL’s can be used as support for the realization of indefinite-lived deferred tax liabilities to the extent that such NOL’s do not exceed 80% of the goodwill that was not available to offset existing deferred tax assets. Accordingly, the Company has recognized a deferred tax asset for the estimated NOL generated during 2018. Our quarterly provision for income taxes is measured using an annual estimated effective tax rate for the full year applied to period earnings. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.
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

9.    Impairment Loss
We review our long-lived assets for impairment at the restaurant level. Impairment is reviewed annually and when certain triggering events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Restaurant assets are considered impaired if the restaurant's expected future cash flows during the remaining reasonably assured lease term are less than the carrying value of the restaurant's assets. We base expected future cash flows on recent results and other store specific and market specific factors. The amount of impairment loss is measured as the excess of the asset's carrying value over its fair value. The fair value of restaurant assets is determined using an expected present value approach applied to future cash flows. As such the fair values of restaurant assets rely on significant unobservable inputs and are considered Level 3 inputs in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges consisted of leasehold improvements. There is uncertainty in the expected future cash flows used in our impairment review. If actual results do not achieve expected levels, we may recognize impairment charges in future periods and such charges could be material.
Based on decreasing sales trends at a restaurant specific level, we identified 30 under-performing restaurants whose expected cash flows would not recover our initial investment. These restaurants span multiple states and levels of maturity. During the twelve weeks ended July 9, 2018, we recognized an impairment loss of $16.3 million on the identified restaurants. As of today, we are in the process of closing four restaurants, and we expect to close up to ten restaurants by the end of 2018.

10.    Commitments and Contingencies
Franchise Agreement
Our Kentucky franchise agreement, which requires the franchisee to remit continuing royalty fees at a specified percentage of the franchisee's gross sales revenue, provides that we, as franchisor, or its authorized representative, will: (a) provide franchisee with written schedules of all foods, food products, beverages, and other items for sale, and the furniture, fixtures, supplies and equipment necessary and required for the operation of the restaurant; (b) provide franchisee with a list of approved suppliers for the products and services necessary and required for the restaurant; (c) upon the reasonable written request of franchisee, render reasonable advisory services by telephone or in writing pertaining to the operation of the restaurant; (d) provide franchisee with a sample of the standard Zoës Kitchen menu, and any modifications to the menu; (e) loan franchisee a copy of the system's operating manual and any supplements to the manual that may be published by us; and, (f) provide franchisee the opportunity to participate in group purchasing programs that we may use, develop, sponsor or provide on terms and conditions determined solely by us. In addition, as a condition to the commencement of business by any of our franchises, the franchisee must attend and successfully complete our training program. The costs related to our franchise agreement are not significant.
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
11.    Subsequent Events
On August 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cava Group, Inc., a Delaware corporation (“Parent”), and Pita Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent (the “Surviving Corporation”). The time the Merger occurs is referred to as the “Effective Time.”
In the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive $12.75 in cash, without interest thereon (the “Merger Consideration”). Each outstanding award of options to purchase shares of the Company’s common stock, whether vested or unvested, will automatically vest and accelerate in full and be cancelled and converted into the right to receive a cash payment in an amount equal to the product of (i) the number of shares of common stock subject to such option as of the Effective Time and (ii) the excess, if any, of the Merger Consideration over the exercise price per share of common stock subject to such option as of the Effective Time, less any applicable withholding taxes. Each share of the Company’s restricted stock that is outstanding immediately prior to the Effective Time will become fully vested immediately prior to the Effective Time and will be treated as an outstanding share of common stock, and the holder thereof shall be entitled to receive the Merger Consideration with respect thereto, less any applicable withholding taxes. Each outstanding restricted stock unit award will automatically vest and accelerate in full and be cancelled and converted into the right to receive a cash payment in an amount equal to the product of (i) the number of shares of common stock subject to such restricted stock unit award and (ii) the Merger Consideration, less any applicable withholding taxes.
The obligation of the parties to consummate the Merger is subject to customary closing conditions, including, among other things, the approval of the Merger Agreement and the Merger by the Company’s stockholders at a special meeting of stockholders convened for such purpose and the absence of legal restraints and prohibitions against the Merger and the other transactions contemplated by the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct to the extent specified in the Merger Agreement, the other party having performed in all material respects its obligations under the Merger Agreement and, in the case of Parent and Merger Sub, the Company not having suffered a material adverse effect (as defined in the Merger Agreement). There is no financing condition to the Merger.

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
Recent Developments
On August 17, 2018, the Company entered into a definitive agreement to be acquired in a transaction by privately held Cava Group, Inc. (“Cava”), a fast-growing Mediterranean culinary brand with 66 restaurants. The combined companies will have 327 restaurants in 24 states throughout the U.S. Under the terms of the agreement, Zoës Kitchen shareholders will receive $12.75 in cash for each share of common stock they hold on the transaction closing date. The acquisition of Zoës Kitchen will be financed through a significant equity investment in Cava led by Act III Holdings, the investment vehicle created by Ron Shaich, founder, chairman, and former CEO of Panera Bread, and funds advised by The Invus Group, with participation from certain other existing investors in Cava. The obligation of the parties to consummate the acquisition is subject to customary closing conditions including the approval of the transaction by the Company stockholders at a special meeting of stockholders and the absence of legal restraints and prohibitions against the transaction, among other conditions. For a summary of the transaction, please refer to “Subsequent Events” on page 13 of this Form 10-Q.
Growth Strategies and Outlook
We plan to execute the following strategies to continue to enhance our brand awareness, grow our revenue and achieve profitability:

•	increase our comparable restaurant sales;

•	enhance our operations and leverage infrastructure; and

•	further invest in digital, delivery and menu innovation.

We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 258 restaurants in 20 states as of July 9, 2018, including two franchise restaurants. We opened 16 Company-owned restaurants during the twenty-eight weeks ended July 9, 2018. We plan to open approximately 23 restaurants in fiscal year 2018, including the restaurants opened in the twenty-eight weeks ended July 9, 2018.
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
In addition, we are taking a number of strategic actions to seek to improve operations and financial performance.  We expect to continue to slow our growth by reiterating our new restaurant plan for 2018 through 2019 to be approximately 35 total restaurants.

We are evaluating under-performing restaurants. In the twelve weeks ended July 9, 2018, we recognized an impairment loss of $16.3 million related to underperforming stores and $0.3 million related to severance and store closure related costs. We anticipate further charges related to store closures in the second half of 2018. Presently, we are in the process of closing four restaurants, and we expect to close up to ten restaurants by the end to 2018. We expect to continue to reduce general and administrative expenses by reallocating resources towards sales driving tactics and reducing infrastructure in other areas. We also expect to increase our marketing investment, which we believe will increase brand awareness and add to transactions. While we will continue to examine our growth strategies for the purpose of maximizing shareholder value for the long term, there can be no assurance that any of these actions will improve our financial performance.
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
Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for 18 fiscal periods or longer. Each fiscal period consists of 28 days. As of July 9, 2018 and July 10, 2017, there were 203 and 169 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
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

Consistent with common industry practice, we present comparable restaurant sales on a fiscal year basis that aligns current year sales weeks with comparable periods in the prior year, regardless of whether they belong to the same calendar period or not. Although opening new Company-owned restaurants has been a significant component of our revenue growth, comparable restaurant sales is only one measure of how we evaluate our performance.

Number of New Restaurant Openings
The number of Company-owned restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new Company-owned restaurants, we incur pre-opening costs. Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 12 to 24 weeks of operation, at which time the restaurant's sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of consumers' limited awareness of our brand. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations.
The following table shows the growth in our Company-owned and franchise restaurant base:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 9, 2018	July 10, 2017	July 9, 2018	July 10, 2017
Company-owned Restaurant Base
Beginning of period	251	211	240	201
Openings	5	13	16	23
Restaurants at end of period	256	224	256	224
Franchise Restaurant Base
Beginning of period	3	3	3	3
Closings	1	—	1	—
Restaurants at end of period	2	3	2	3
Total restaurants	258	227	258	227

Key Financial Definitions
Restaurant sales.    Restaurant sales represent sales of food and beverages in Company-owned restaurants, net of promotional allowances and employee meals. Restaurant sales in a given period are directly impacted by the number of operating weeks in the period, the number of restaurants we operate and comparable restaurant sales growth.
Royalty fees. Royalty fees represent royalty income from our franchised restaurants.
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
Impairment loss.    Impairment loss consists of the loss recognized on the write down of the carrying value of leasehold improvements.
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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 9, 2018	July 10, 2017	July 9, 2018	July 10, 2017
Revenue:
Restaurant sales	99.9%	99.9%	100.0%	99.9%
Royalty fees	0.1%	0.1%	0.0%	0.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization) (1):
Cost of sales	29.7%	29.3%	29.4%	29.3%
Labor	31.2%	29.8%	31.6%	29.8%
Store operating expenses	22.4%	21.9%	22.6%	21.4%
General and administrative expenses	11.4%	9.6%	11.0%	10.4%
Depreciation	6.0%	5.6%	6.1%	5.6%
Amortization	0.3%	0.5%	0.3%	0.5%
Pre-opening costs	0.4%	0.9%	0.5%	0.8%
Impairment loss	20.0%	—%	8.9%	—%
Loss from disposal of equipment	0.1%	1.0%	0.1%	0.6%
Total operating expenses	121.4%	98.5%	110.5%	98.3%
Income (loss) from operations	(21.4)%	1.5%	(10.5)%	1.7%
Other income and expenses:
Interest expense, net	1.5%	1.4%	1.6%	1.4%
Other income	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Total other income and expenses	1.5%	1.3%	1.5%	1.4%
Income (loss) before provision for income taxes	(22.9)%	0.1%	(12.0)%	0.3%
Provision (benefit) for income taxes	0.1%	(0.6)%	0.2%	(0.1)%
Net income (loss)	(23.0)%	0.8%	(12.2)%	0.4%

(1) As a percentage of restaurant sales.

Twelve weeks ended July 9, 2018 compared to Twelve weeks ended July 10, 2017
The following table presents selected consolidated comparative results of operations from our unaudited condensed consolidated financial statements for the twelve weeks ended July 9, 2018 compared to the twelve weeks ended July 10, 2017:

	Twelve Weeks Ended

	July 9, 2018	July 10, 2017	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$81,558	$74,261	$7,297	9.8%
Royalty fees	41	44	$(3)	(6.8)%
Total revenue	81,599	74,305	7,294	9.8%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	24,218	21,791	2,427	11.1%
Labor	25,461	22,113	3,348	15.1%
Store operating expenses	18,252	16,242	2,010	12.4%
General and administrative expenses	9,300	7,124	2,176	30.5%
Depreciation	4,890	4,161	729	17.5%
Amortization	238	350	(112)	(32.0)%
Pre-opening costs	310	679	(369)	(54.3)%
Impairment loss	16,313	—	16,313	*
Loss from disposal of equipment	111	748	(637)	(85.2)%
Total operating expenses	99,093	73,208	25,885	35.4%
Income (loss) from operations	(17,494)	1,097	(18,591)	*
Other income and expenses:
Interest expense, net	1,244	1,018	226	22.2%
Other income	(31)	(20)	(11)	55.0%
Total other income and expenses	1,213	998	215	21.5%
Income (loss) before provision for income taxes	(18,707)	99	(18,806)	*
Provision (benefit) for income taxes	66	(480)	546	(113.8)%
Net income (loss)	$(18,773)	$579	$(19,352)	*

* Not meaningful
Restaurant sales.    The following table summarizes the growth in restaurant sales from the twelve weeks ended July 10, 2017 to the twelve weeks ended July 9, 2018 (in thousands):

Net Sales
Restaurant sales for the twelve weeks ended July 10, 2017	$74,261
Incremental restaurant sales increase due to:
Comparable restaurant sales	(1,759)
Restaurants not in comparable restaurant base	9,056
Restaurant sales for the twelve weeks ended July 9, 2018	$81,558

Restaurant sales increased by $7.3 million, or 9.8%, in the twelve weeks ended July 9, 2018 compared to the twelve weeks ended July 10, 2017. Restaurants not in the comparable restaurant base and other sales accounted for $9.1 million of this increase. Comparable restaurant sales decreased $1.8 million, or 2.5%, in the twelve weeks ended July 9, 2018, comprised primarily of a 4.1% decrease in transactions and product mix offset by a 1.6% increase in price.
Royalty fees.    Royalty fees remained flat in the twelve weeks ended July 9, 2018 compared to the twelve weeks ended July 10, 2017.
Cost of sales.    Cost of sales increased $2.4 million in the twelve weeks ended July 9, 2018 compared to the twelve weeks ended July 10, 2017, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales increased from 29.3% in the twelve weeks ended July 10, 2017 to 29.7% in the twelve weeks ended July 9, 2018. This increase was primarily driven by higher costs in refrigerated goods and frozen goods partially offset by lower costs in poultry and beef.
Labor.    Labor increased by $3.3 million in the twelve weeks ended July 9, 2018 compared to the twelve weeks ended July 10, 2017, due primarily to opening 32 new Company-owned restaurants. As a percentage of restaurant sales, labor increased from 29.8% in the twelve weeks ended July 10, 2017 to 31.2% in the twelve weeks ended July 9, 2018. The increase was primarily driven by the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes, as well as an increase in wage rates.
Store operating expenses.    Store operating expenses increased by $2.0 million in the twelve weeks ended July 9, 2018 compared to the twelve weeks ended July 10, 2017, due primarily to opening 32 new Company-owned restaurants. As a percentage of restaurant sales, store operating expense increased from 21.9% in the twelve weeks ended July 10, 2017 to 22.4% in the twelve weeks ended July 9, 2018. This increase was primarily attributable to the dilutive effect on margins from our newest restaurants, which, on average, initially operate at less than system-wide average sales volumes, as well as increased costs related to marketing and utilities.
General and administrative expenses.    General and administrative expenses increased by $2.2 million in the twelve weeks ended July 9, 2018 compared to the twelve weeks ended July 10, 2017. As a percentage of revenue, general and administrative expenses increased from 9.6% in the twelve weeks ended July 10, 2017 to 11.4% in the twelve weeks ended July 9, 2018. The increase was primarily driven by higher marketing spend and severance and store closure related costs.
Depreciation.    Depreciation increased by $0.7 million in the twelve weeks ended July 9, 2018 compared to the twelve weeks ended July 10, 2017, due primarily to opening 32 new Company-owned restaurants. As a percentage of revenue, depreciation increased from 5.6% in the twelve weeks ended July 10, 2017 to 6.0% in the twelve weeks ended July 9, 2018, primarily due to corporate and in-store technology investments which typically have shorter useful lives.
Amortization.    Amortization decreased by $0.1 million in the twelve weeks ended July 9, 2018 compared to the twelve weeks ended July 10, 2017. The decrease was due to certain intangible assets becoming fully amortized in the prior year.
Pre-opening costs.    Pre-opening costs decreased $0.4 million in the twelve weeks ended July 9, 2018 compared to the twelve weeks ended July 10, 2017. As a percent of revenue, pre-opening costs decreased from 0.9% in the twelve weeks ended July 10, 2017 to 0.4% in the twelve weeks ended July 9, 2018, primarily due to fewer store openings.
Interest expense.    Interest expense increased by $0.2 million in the twelve weeks ended July 9, 2018 compared to the twelve weeks ended July 10, 2017, due primarily to increased interest from deemed landlord financing and increased borrowings under our 2017 Credit Facility.
Impairment loss. During the twelve weeks ended July 9, 2018 we recognized impairment charges on long-lived assets of $16.3 million related to 30 under-performing restaurants.

Provision (benefit) for income taxes.    Provision for income taxes was $0.1 million for the twelve weeks ended July 9, 2018 compared to benefit for income taxes of $0.5 million for the twelve weeks ended July 10, 2017. Our tax expense for the year typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.

Twenty-eight Weeks Ended July 9, 2018 compared to Twenty-eight Weeks Ended July 10, 2017
The following table presents selected consolidated comparative results of operations from our unaudited condensed consolidated financial statements for the twenty-eight weeks ended July 9, 2018 compared to the twenty-eight weeks ended July 10, 2017:

	Twenty-eight Weeks Ended

	July 9, 2018	July 10, 2017	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$183,587	$164,765	$18,822	11.4%
Royalty fees	86	101	(15)	(14.9)%
Total revenue	183,673	164,866	18,807	11.4%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	53,954	48,287	5,667	11.7%
Labor	57,973	49,065	8,908	18.2%
Store operating expenses	41,509	35,291	6,218	17.6%
General and administrative expenses	20,292	17,109	3,183	18.6%
Depreciation	11,230	9,213	2,017	21.9%
Amortization	596	839	(243)	(29.0)%
Pre-opening costs	833	1,246	(413)	(33.1)%
Impairment loss	16,313	—	16,313	*
Loss from disposal of equipment	269	1,007	(738)	(73.3)%
Total operating expenses	202,969	162,057	40,912	25.2%
Income (loss) from operations	(19,296)	2,809	(22,105)	(786.9)%
Other income and expenses:
Interest expense, net	2,867	2,386	481	20.2%
Other income	(58)	(49)	(9)	18.4%
Total other income and expenses	2,809	2,337	472	20.2%
Income (loss) before provision for income taxes	(22,105)	472	(22,577)	*
Provision (benefit) for income taxes	287	(126)	413	(327.8)%
Net income (loss)	$(22,392)	$598	$(22,990)	*

* Not meaningful
Restaurant sales.    The following table summarizes the growth in restaurant sales from the twenty-eight weeks ended July 10, 2017 to the twenty-eight weeks ended July 9, 2018 (in thousands):

Net Sales
Restaurant sales for the twenty-eight weeks ended July 10, 2017	$164,765
Incremental restaurant sales increase due to:
Comparable restaurant sales	(3,761)
Restaurants not in comparable restaurant base	22,583
Restaurant sales for the twenty-eight weeks ended July 9, 2018	$183,587

Restaurant sales increased by $18.8 million, or 11.4%, in the twenty-eight weeks ended July 9, 2018 compared to the twenty-eight weeks ended July 10, 2017. Restaurants not in the comparable restaurant base and other sales accounted for $22.6 million of this increase. Comparable restaurant sales decreased $3.8 million, or 2.4%, in the twenty-eight weeks ended July 9, 2018, comprised primarily of a 4.3% decrease in transactions and product mix offset by a 1.9% increase in price.
Royalty fees.    Royalty fees remained flat in the twenty-eight weeks ended July 9, 2018 compared to the twenty-eight weeks ended July 10, 2017.
Cost of sales.    Cost of sales increased $5.7 million in the twenty-eight weeks ended July 9, 2018 compared to the twenty-eight weeks ended July 10, 2017, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales increased from 29.3% in the twenty-eight weeks ended July 10, 2017 to 29.4% in the twenty-eight weeks ended July 9, 2018. This increase was primarily driven by higher costs refrigerated goods and frozen goods partially offset by higher costs in poultry and beef.
Labor.    Labor increased by $8.9 million in the twenty-eight weeks ended July 9, 2018 compared to the twenty-eight weeks ended July 10, 2017, due primarily to opening 32 new Company-owned restaurants. As a percentage of restaurant sales, labor increased from 29.8% in the twenty-eight weeks ended July 10, 2017 to 31.6% in the twenty-eight weeks ended July 9, 2018. The increase was primarily driven by the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes, as well as an increase in wage rates.
Store operating expenses.    Store operating expenses increased by $6.2 million in the twenty-eight weeks ended July 9, 2018 compared to the twenty-eight weeks ended July 10, 2017, due primarily to opening 32 new Company-owned restaurants. As a percentage of restaurant sales, store operating expense increased from 21.4% in the twenty-eight weeks ended July 10, 2017 to 22.6% in the twenty-eight weeks ended July 9, 2018. This increase was primarily attributable to the dilutive effect on margins from our newest restaurants, which, on average, initially operate at less than system-wide average sales volumes, as well as increased costs related to marketing and utilities.
General and administrative expenses.    General and administrative expenses increased by $3.2 million in the twenty-eight weeks ended July 9, 2018 compared to the twenty-eight weeks ended July 10, 2017. As a percentage of revenue, general and administrative expenses increased from 10.4% in the twenty-eight weeks ended July 10, 2017 to 11.0% in the twenty-eight weeks ended July 9, 2018. The increase was primarily higher marketing spend and severance and store closure related costs.
Depreciation.    Depreciation increased by $2.0 million in the twenty-eight weeks ended July 9, 2018 compared to the twenty-eight weeks ended July 10, 2017, due primarily to opening 32 new Company-owned restaurants. As a percentage of revenue, depreciation increased from 5.6% in the twenty-eight weeks ended July 10, 2017 to 6.1% in the twenty-eight weeks ended July 9, 2018 primarily due to corporate and in-store technology investments which typically have shorter useful lives.
Amortization.    Amortization decreased by $0.2 million in the twenty-eight weeks ended July 9, 2018 compared to the twenty-eight weeks ended July 10, 2017. The decrease was due to certain intangible assets becoming fully amortized in the prior year.
Pre-opening costs.    Pre-opening costs decreased $0.4 million in the twenty-eight weeks ended July 9, 2018 compared to the twenty-eight weeks ended July 10, 2017. As a percent of revenue, pre-opening costs decreased from 0.8% in the twenty-eight weeks ended July 10, 2017 to 0.5% in the twenty-eight weeks ended July 9, 2018, primarily due to fewer store openings.
Interest expense.    Interest expense increased by $0.5 million in the twenty-eight weeks ended July 9, 2018 compared to the twenty-eight weeks ended July 10, 2017, due primarily to increased interest from deemed landlord financing and increased borrowings under our 2017 Credit Facility.
Impairment loss. During the twenty-eight weeks ended July 9, 2018 we recognized impairment charges on long-lived assets of $16.3 million related to 30 under-performing restaurants.

Provision (benefit) for income taxes.    Provision for income taxes was $0.3 million for the twenty-eight weeks ended July 9, 2018 compared to benefit for income taxes $0.1 million for the twenty-eight weeks ended July 10, 2017. Our tax expense for the year typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.
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

The following table reconciles income (loss) from operations, which is a GAAP financial measure, to restaurant contribution and restaurant contribution margin:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 9, 2018	July 10, 2017	July 9, 2018	July 10, 2017

	(Dollars in thousands)
Restaurant Contribution:
Income (loss) from operations	$(17,494)	$1,097	$(19,296)	$2,809
Less:
Royalty fees	41	44	86	101
Add:
General and administrative expenses	9,300	7,124	20,292	17,109
Depreciation and amortization	5,128	4,511	11,826	10,052
Pre-opening costs(1)	310	679	833	1,246
Impairment loss	16,313	—	16,313	—
Loss from disposal of equipment	111	748	269	1,007
Restaurant Contribution	$13,627	$14,115	$30,151	$32,122

Total revenue	$81,599	$74,305	$183,673	$164,866
Less: Royalty fees	41	44	86	101
Restaurant sales	$81,558	$74,261	$183,587	$164,765

Restaurant contribution margin	16.7%	19.0%	16.4%	19.5%

(1) Represent expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
EBITDA and Adjusted EBITDA
EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization.
We define Adjusted EBITDA as EBITDA plus pre-opening costs, impairment loss, restructuring costs and loss from disposal of equipment. EBITDA and Adjusted EBITDA are intended as a supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
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
The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 9, 2018	July 10, 2017	July 9, 2018	July 10, 2017

	(in thousands)
Adjusted EBITDA:
Net income (loss), as reported	$(18,773)	$579	$(22,392)	$598
Depreciation and amortization	5,128	4,511	11,826	10,052
Interest expense, net	1,244	1,018	2,867	2,386
Provision (benefit) for income taxes	66	(480)	287	(126)
EBITDA	(12,335)	5,628	(7,412)	12,910
Pre-opening costs(1)	310	679	833	1,246
Impairment loss	16,313	—	16,313	—
Restructuring costs (2)	320	—	320	—
Loss from disposal of equipment	111	748	269	1,007
Adjusted EBITDA	$4,719	$7,055	$10,323	$15,163

(1) Represents expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
(2) Represents expenses associated with cash severance and store closure related costs.

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
We had negative working capital of $9.1 million as of July 9, 2018 compared to negative working capital of $11.3 million as of December 25, 2017. The improvement in negative working capital resulted primarily from draws on our 2017 Credit Facility as well as timing of annual invoices reflected in prepaid expenses. We believe that cash and cash equivalents, expected cash flow from operations and available borrowings on our 2017 Credit Facility are adequate to fund our operating lease obligations, capital expenditures and working capital obligations for the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully.
The following table summarizes consolidated cash flow data for the periods indicated:

	Twenty-eight Weeks Ended
	July 9, 2018	July 10, 2017

	(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$9,292	$17,029
Net cash used in investing activities	(15,957)	(28,255)
Net cash provided by financing activities	6,097	10,282
Cash Flows Provided by Operating Activities
Net cash provided by operating activities decreased to $9.3 million for the twenty-eight weeks ended July 9, 2018 from $17.0 million for the twenty-eight weeks ended July 10, 2017. Net cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.
Net cash provided by operating activities for the twenty-eight weeks ended July 9, 2018 consisted primarily of net income adjusted for non-cash expenses and increases in deferred rent offset by an increase in prepaid expenses and other. The increase in deferred rent is related to new store openings. The increase in prepaid expenses and other is primarily related to the timing of several annual corporate invoices and prepaid rent.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased to $16.0 million for the twenty-eight weeks ended July 9, 2018 from $28.3 million for the twenty-eight weeks ended July 10, 2017. The decrease was primarily due to opening fewer stores in 2018 compared to 2017.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities decreased to $6.1 million for the twenty-eight weeks ended July 9, 2018 from $10.3 million for the twenty-eight weeks ended July 10, 2017, primarily due to less borrowings under our 2017 Credit Facility in the current year.

Credit Facility
On November 7, 2017, we entered into the 2017 Credit Facility with JPMorganChase Bank, National Association as administrative agent. The 2017 Credit Facility consists of a revolving loan commitment in the aggregate amount of $50.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $25.0 million. The 2017 Credit Facility has a five year term and matures on November 7, 2022. As of July 9, 2018, we had $18.5 million of indebtedness under the 2017 Credit Facility.
Off-Balance Sheet Arrangements
As of July 9, 2018, we did not have any off-balance sheet arrangements.
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
We believe our critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable. Our critical accounting polices and estimates are described in our annual consolidated financial statements and the related notes in our 2017 Form 10-K. Including consideration of adopting the new revenue recognition and cash flow standards, there have been no material changes affecting our critical accounting policies and estimates for the twelve weeks ended July 9, 2018.

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

Item 4. Controls and Procedures
As of July 9, 2018, the Company's management carried out an evaluation with the participation of Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective to provide reasonable assurance that the information we are required to file under the Exchange Act is recorded and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in internal control over financial reporting during the quarter ended July 9, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 10, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: August 17, 2018

ZOE'S KITCHEN, INC.

By:	/s/ Kevin Miles
Name: Kevin Miles
Title: President and Chief Executive Officer

By:	/s/ Sunil Doshi
Name: Sunil Doshi
Title: Chief Financial Officer