Form 10-Q
period 2018-10-01
Zoe's Kitchen, Inc.
filed 2018-11-13
CIK 1594879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended October 1, 2018
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
On November 13, 2018, there were 19,605,757 shares of common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	October 1, 2018	December 25, 2017
Assets
Current Assets:
Cash and cash equivalents	$2,571	$2,276
Trade accounts receivable, net of allowance for doubtful accounts	4,238	3,148
Other accounts receivable	1,554	2,231
Inventories	2,784	2,374
Prepaid expenses and other	4,937	1,949
Total current assets	16,084	11,978
Property and equipment, net	171,381	191,686
Goodwill	29,528	29,528
Intangibles, net	5,626	6,482
Other long-term assets, net	823	848
Total long-term assets	207,358	228,544
Total assets	$223,442	$240,522
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,850	$8,629
Accrued expenses and other	15,691	14,644
Total current liabilities	25,541	23,273
Long-term liabilities:
Long-term debt	20,500	12,500
Deemed landlord financing	26,376	33,240
Deferred rent	40,746	36,390
Deferred income taxes	2,681	4,022
Other long-term liabilities, net	—	18
Total long-term liabilities	90,303	86,170
Total liabilities	115,844	109,443
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock: $0.01 par value, 135,000,000 shares authorized as of October 1, 2018 and December 25, 2017; 19,604,590 and 19,556,044 issued and outstanding as of October 1, 2018 and December 25, 2017, respectively.	$196	$196
Additional paid-in capital	154,703	151,868
Accumulated deficit	(47,301)	(20,985)
Total stockholders' equity	107,598	131,079
Total liabilities and stockholders' equity	$223,442	$240,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
Revenue:
Restaurant sales	$78,861	$77,808	$262,448	$242,573
Royalty fees	39	45	125	146
Total revenue	78,900	77,853	262,573	242,719
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	24,113	22,990	78,067	71,277
Labor	25,463	23,396	83,436	72,461
Store operating expenses	18,278	16,817	59,787	52,108
General and administrative expenses	10,006	7,723	30,298	24,832
Depreciation	4,697	4,495	15,927	13,708
Amortization	234	328	830	1,167
Pre-opening costs	206	583	1,039	1,829
Impairment loss	—	—	16,313	—
Casualty loss	—	133	—	133
Loss from disposal of equipment	116	132	385	1,139
Total operating expenses	83,113	76,597	286,082	238,654
Income (loss) from operations	(4,213)	1,256	(23,509)	4,065
Other income and expenses:
Interest expense, net	1,261	1,093	4,128	3,479
Other income	(20)	(21)	(78)	(70)
Total other income and expenses	1,241	1,072	4,050	3,409
Income (loss) before provision for income taxes	(5,454)	184	(27,559)	656
Provision (benefit) for income taxes	(1,530)	(86)	(1,243)	(212)
Net income (loss)	$(3,924)	$270	$(26,316)	$868
Earnings (loss) per share:
Basic	$(0.20)	$0.01	$(1.35)	$0.04
Diluted	$(0.20)	$0.01	$(1.35)	$0.04
Weighted average shares of common stock outstanding:
Basic	19,549,069	19,489,074	19,529,427	19,482,227
Diluted	19,549,069	19,489,074	19,529,427	19,506,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Forty Weeks Ended
	October 1, 2018	October 2, 2017
Cash flows from operating activities:
Net income (loss)	$(26,316)	$868
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,927	13,708
Amortization of intangible assets	830	1,167
Equity-based compensation	2,739	2,381
Deferred income taxes	(1,341)	(170)
Amortization of loan costs	52	17
Bad debt expense	23	30
Impairment loss	16,313	—
Casualty loss	—	133
Loss from disposal of equipment	385	1,139
Accretion of deemed landlord financing	202	229
Changes in operating assets and liabilities:
Trade accounts receivable	(1,113)	224
Other accounts receivable	769	16
Inventories	(409)	(713)
Prepaid expenses and other	(2,987)	(2,702)
Accounts payable	1,416	2,172
Accrued expenses and other	2,186	739
Deferred rent	4,472	6,231
Net cash provided by operating activities	13,148	25,469
Cash flows from investing activities:
Purchase of property and equipment	(21,024)	(41,624)
Proceeds from sale-leaseback transactions	—	2,291
Proceeds from sale of property and equipment	74	—
Net cash used in investing activities	(20,950)	(39,333)
Cash flows from financing activities:
Proceeds from line of credit	8,000	12,500
Proceeds from deemed landlord financing	—	447
Proceeds from exercise of stock options	98	—
Payments of loan acquisition fees	(1)	—
Net cash provided by financing activities	8,097	12,947
Net change in cash and cash equivalents	295	(917)
Cash and cash equivalents:
Beginning of period	2,276	5,493
End of period	$2,571	$4,576

Supplemental disclosure of cash flow information:
Cash paid for interest related to long-term debt	$436	$76
Cash paid for interest related to deemed landlord financing	3,627	3,403
Non-cash deemed landlord financing	(4,400)	(850)
Change in accrued purchases of property and equipment	(1,449)	(178)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zoe's Kitchen, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation
Nature of Operations
Zoe’s Kitchen, Inc. (the "Company", "Zoës", "we" or "us") primarily develops and operates fast-casual restaurants serving a distinct menu of freshly prepared Mediterranean-inspired dishes. As of October 1, 2018, we operated 261 Company-owned restaurants and two franchise restaurants in 20 states across the United States. We have determined that we have one operating and reportable segment. All of our revenues are derived in the United States. All of our assets are located in the United States.
Merger Agreement among Zoe's Kitchen, Inc. and Cava Group, Inc.
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
The Company expects the Merger to close during the thirteen weeks ended December 31, 2018. The Company has incurred and expects to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. As of October 1, 2018, the Company had incurred merger related costs of $2.0 million. Additional information about the Merger Agreement is set forth in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on August 20, 2018 and Definitive Proxy Statement filed with the SEC on October 9, 2018 (the "Proxy Statement") and the addendum to the Proxy Statement filed with the SEC on October 29, 2018.
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
Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been omitted pursuant to rules and regulations of the SEC. Due to the seasonality of our business, results for any interim financial period are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new restaurants. These interim unaudited condensed consolidated financial statements do not represent complete financial statements and should be read in conjunction with our annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2017 (the "2017 Form 10-K"). While the condensed consolidated balance sheet data as of December 25, 2017 was derived from audited financial statements, it does not include all disclosures required by GAAP.
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

2.    Revenue
On December 26, 2017, we adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, using the modified retrospective approach. The adoption of the standard did not have a material impact on our financial position or results from operations. The new standard did not impact our recognition of restaurant sales or royalty fees. Revenue recognized related to gift card breakage was also not impacted as we have historically recognized breakage in proportion to the pattern of customer redemption. Refer to Note 1 of our 2017 Form 10-K for our policies on revenue recognition from restaurant sales, gift cards and royalty fee accounting. Comparative period information presented in this report has not been restated and it continues to be reported under the accounting standard in effect during those periods.
Contract Balances

Contract liabilities and receivables from customers consisted of the following (in thousands):

	October 1, 2018	December 25, 2017
Sales receivable (1)	$1,231	$1,170
Gift card liability (2)	759	1,732
Deferred revenue, current (2) (3)	442	23
(1) Included in balance of trade accounts receivable, net of allowance for doubtful accounts on our unaudited condensed consolidated balance sheet.
(2) Included in balance of accrued expenses and other on our unaudited condensed consolidated balance sheet.
(3) Balance as of October 1, 2018, includes deferred revenue related to sales placed online for future dates and Zoe's Kitchen's customer loyalty program "ZK Rewards," which was launched May 1, 2018.

Revenue recognized during the period that was included in liability balances at the beginning of the period consisted of the following (in thousands):

	Twelve weeks ended October 1, 2018	Forty weeks ended October 1, 2018
Gift card liability	$187	$1,529
Deferred revenue, current	$—	$23

3.    Supplemental Information
Property and equipment, net consisted of the following (in thousands):

	October 1, 2018	December 25, 2017
Buildings under deemed landlord financing	$19,980	$26,580
Leasehold improvements	147,909	153,425
Machinery and equipment	43,179	39,510
Computer equipment	19,718	17,013
Furniture and fixtures	8,813	7,988
Automobiles	3,409	3,946
Construction in progress	2,140	6,073
Property and equipment, gross	245,148	254,535
Less: Accumulated depreciation	(73,767)	(62,849)
Total Property and equipment, net	$171,381	$191,686

Accrued expenses and other consisted of the following (in thousands):

	October 1, 2018	December 25, 2017
Accrued payroll and payroll taxes	$5,342	$5,168
Accrued capital purchases	851	2,031
Sales tax payable	1,261	945
Gift card liability	759	1,732
Other accrued expenses	7,478	4,768
Total Accrued expenses and other	$15,691	$14,644

4.    Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments.
Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of October 1, 2018 are discussed in Note 9 Impairment Loss.

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
As of October 1, 2018 we had $20.5 million of indebtedness at a weighted-average interest rate of 3.4% under the 2017 Credit Facility. As of December 25, 2017 we had $12.5 million indebtedness at a weighted-average interest rate of 2.5% under the 2017 Credit Facility.
The 2017 Credit Facility includes specific financial covenants such as a leverage ratio and an interest coverage ratio. We are also subject to other customary covenants, including limitations on additional borrowings, dividend payments and acquisitions. As of October 1, 2018, we were in compliance with these financial and other covenants.

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
The following table summarizes our stock option plan activity during the forty weeks ended October 1, 2018:

	Stock Options	Weighted Average Exercise Price
Outstanding as of December 25, 2017	1,092,123	$23.27
Granted	144,565	14.05
Exercised	(6,457)	15.00
Forfeited	(52,854)	23.72
Expired	(58,097)	27.10
Outstanding as of October 1, 2018	1,119,280	$21.90
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
October 1, 2018
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

The following table summarizes our restricted stock unit plan activity during the forty weeks ended October 1, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 25, 2017	106,620	$24.32
Granted	198,410	13.90
Vested	(42,087)	25.50
Forfeited	(28,731)	16.59
Non-vested at October 1, 2018	234,212	$16.23

The fair value of the non-vested restricted stock units is based on the closing price on the date of grant. All of our non-vested restricted stock units vest in three or four equal annual installments following the date of the grant.
As of December 25, 2017, 65,516 shares of restricted stock with a weighted average grant date fair value of $13.36 were non-vested. During the forty weeks ended October 1, 2018, 13,103 shares of restricted stock with a weight-average grant date fair value of $13.36 vested. As of October 1, 2018, 52,413 shares of restricted stock with a weighted average grant date fair value of $13.36 were non-vested. All shares of restricted stock vest in five equal annual installments following the date of the grant.
We recognized equity-based compensation as a component of general and administrative expenses of $0.8 million and $0.7 million during twelve weeks ended October 1, 2018 and October 2, 2017, respectively, and $2.7 million and $2.4 million during the forty weeks ended October 1, 2018 and October 2, 2017, respectively. As of October 1, 2018, total unrecognized compensation expense related to non-vested stock awards was $6.8 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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
The following table presents the computation of basic and diluted net income (loss) per share for the period indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
Net income (loss) (in thousands):	$(3,924)	$270	$(26,316)	$868
Shares:
Basic weighted average shares outstanding	19,549,069	19,489,074	19,529,427	19,482,227
Diluted weighted average shares outstanding	19,549,069	19,489,074	19,529,427	19,506,342
Earnings (loss) per share:
Basic EPS	$(0.20)	$0.01	$(1.35)	$0.04
Diluted EPS	$(0.20)	$0.01	$(1.35)	$0.04
During the twelve weeks ended October 1, 2018, there were 1,122,223 stock options, 230,630 restricted stock units and 37,600 restricted stock shares excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the twelve weeks ended October 2, 2017, there were 1,160,243 stock options, 117,204 restricted stock units and 52,041 restricted stock shares excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.
During the forty weeks ended October 1, 2018, there were 1,117,189 stock options, 173,490 restricted stock units and 18,120 restricted stock shares excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. During the forty weeks ended October 2, 2017, there were 878,154 stock options, 104,131 restricted stock units and 15,612 restricted stock shares excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive.

8.    Income Taxes
In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.
The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, "Income Taxes", in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company included provisional estimates of income tax effects of the 2017 Tax Act as of October 1, 2018.
Benefit for income taxes was $1.5 million for the twelve weeks ended October 1, 2018, compared to $0.1 million for the twelve weeks ended October 2, 2017. Benefit for income taxes was $1.2 million for the forty weeks ended October 1, 2018 compared to $0.2 million for the forty weeks ended October 2, 2017. The effective tax rate was 5% and (27)% for the forty weeks ended October 1, 2018 and October 2, 2017, respectively. Our tax expense for the year primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. As part of the 2017 Tax Act, net operating losses ("NOL") generated in 2018 and later are not subject to an expiration period and are available to offset 80% of taxable income in the year in which they are utilized. The indefinite carryforward period of 2018 and subsequent NOL’s can be used as support for the realization of indefinite-lived deferred tax liabilities to the extent that such NOL’s do not exceed 80% of the goodwill that was not available to offset existing deferred tax assets. Accordingly, the Company has recognized a deferred tax asset for the estimated NOL generated during 2018. Our quarterly provision for income taxes is measured using an annual estimated effective tax rate for the full year applied to period earnings. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.
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
Based on decreasing sales trends at a restaurant specific level, we identified 30 under-performing restaurants whose expected cash flows would not recover our initial investment. These restaurants span multiple states and levels of maturity. During the twelve and forty weekends ended October 1, 2018, we recognized an impairment loss of zero and $16.3 million, respectively. As of today, we are in the process of closing four restaurants, and we expect to close up to ten restaurants by the end of 2018.

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
Litigation
The Company is a defendant in four separate class actions.  A first putative class action captioned Jonathan Reigrod, Individually and on Behalf of All Others Similarly Situated v. Zoe's Kitchen, Inc., Greg Dollarhyde, Kevin Miles, Thomas Baldwin, Sue Collyns, Cordia Harrington and Alec Taylor (Case No. 1:18-cv-01536-UNA), was filed in the United States District Court for the District of Delaware on October 3, 2018. The complaint alleges claims under Sections 14(a) and Section 20(a) of the Exchange Act 15 U.S.C. §§ 78n(a) and 78t(a) and SEC Rule 14a-9, 17 C.F.R. § 240.14a-9, against the Company and the director defendants in connection with the proposed Merger.  The complaint alleges that the preliminary proxy statement filed by the Company with the SEC on September 25, 2018 omitted certain material information. Specifically, plaintiff alleges, among other things, that the preliminary proxy statement omitted certain information relating to Mr. Ronald Shaich's role with the Company following the consummation of the Merger and his relationship with the Company's largest stockholder, and certain details concerning the financial analyses and valuation methodologies used by Piper Jaffray in connection with its fairness opinion. The complaint seeks (i) to preliminarily and permanently enjoin the defendants from proceeding with, and consummating, or closing the Merger unless and until the defendants disclose the information allegedly omitted from the preliminary proxy statement, (ii) rescission, to the extent already implemented, of the Merger Agreement or any of the terms thereof, or granting the plaintiff and the putative class rescissory damages, and (iii) the award of unspecified damages, costs and disbursements, including reasonable attorneys' and expert fees and expenses, to the plaintiff and the putative class.
A second putative class action captioned Mary Toth, on Behalf of Herself and All Others Similarly Situated v. Zoe's Kitchen, Inc., Greg Dollarhyde, Thomas Baldwin, Sue Collyns, Cordia Harrington, Kevin Miles and Alec Taylor (Civil Action No. 4:18-cv-0706), was filed in the United States District Court for the Eastern District of Texas, Sherman Division on October 5, 2018. The complaint alleges claims for breach of fiduciary duties and claims under Section 20(a) of the Exchange Act against the director defendants, and claims under Section 14(a) of the Exchange Act and SEC Rule 14a-9, 17 C.F.R. § 240.14a-9, against the Company and the director defendants in connection with the proposed Merger. The complaint alleges that the director defendants breached their fiduciary duties by entering into the Merger through a "flawed and unfair process", failing to take steps to maximize the value of the Company and failing to disclose certain material information. The complaint also alleges that the preliminary proxy statement filed by the Company with the SEC on September 25, 2018 omitted or misrepresented certain material information in violation of the Exchange Act, including, among other things, information regarding the following: any confidentiality agreements entered into between the Company and any interested third party; the role of the Special Committee; the role of Mr. Ronald Shaich in the sale process; and the financial analyses and valuation methodologies used by Piper Jaffray in connection with its fairness opinion. The complaint seeks (i) to enjoin defendants from proceeding with, and consummating, or closing the Merger; (ii) if the Merger is consummated, to rescind and set aside the Merger or to award plaintiff and the putative class rescissory damages; (iii) a declaration that the Merger Agreement was agreed to in breach of the director defendants' fiduciary duties and therefore unenforceable; (iv) to direct the director defendants to exercise their fiduciary duties to commence a sales process that is "reasonably designed to secure the best possible consideration for" the Company; (v) an accounting for the unspecified damages sustained by the plaintiff and the putative class; and (vi) unspecified costs, including reasonable attorneys' and expert fees and expenses, to the plaintiff.
A third putative class action captioned Jo-Ann Calcagno, Individually and on Behalf of All Others Similarly Situated, v. Zoe’s Kitchen, Inc., Greg Dollarhyde, Thomas Baldwin, Sue Collyns, Cordia Harrington, Kevin Miles, and Alec Taylor, (Case No. 1:18-cv-01571-MN), was filed in the United States District Court for the District of Delaware on October 11, 2018. The complaint alleges claims under Sections 14(a) and Section 20(a) of the Exchange Act, 15 U.S.C. §§ 78n(a) and 78t(a), and SEC Rule 14a-9, 17 C.F.R. § 240.14a-9, against the defendants in connection with the proposed Merger.  The complaint alleges that the Proxy Statement omitted certain material information relating to the Merger, including, among other things, (i) certain details relating to the financial analyses and valuation methodologies used by Piper Jaffray in connection with its fairness opinion, (ii) certain provisions of the confidentiality agreements entered into by the Company and (iii) the fact that Ron Shaich will serve as Chairperson of the Surviving Corporation. The complaint seeks (i) to enjoin the defendants from proceeding with, and consummating, or closing the Merger, (ii) in the event the defendants consummate the Proposed Transaction, to rescind it and set it aside or award rescissory damages, (iii) to direct the defendants to file a proxy statement that states all material facts required in it or necessary to make the statements contained therein not misleading, (iv) to declare that the defendants violated Sections 14(a) and/or 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and (v) the award of unspecified costs, including reasonable attorneys’ and experts’ fees, to the plaintiff.
A fourth putative class action captioned Jason Connole, Individually and on Behalf of All Others Similarly Situated, v. Zoe’s Kitchen, Inc., Greg Dollarhyde, Kevin Miles, Thomas Baldwin, Sue Collyns, Cordia Harrington and Alec Taylor (Case No. 1:99-mc-09999), was filed in the United States District Court for the District of Delaware on October 12, 2018. The complaint alleges claims under Sections 14(a) and Section 20(a) of the Exchange Act, 15 U.S.C. §§ 78n(a) and 78t(a), and SEC Rule 14a-9, 17 C.F.R. § 240.14a-9, against the defendants in connection with the proposed Merger.  The complaint alleges that the Proxy Statement omitted or misrepresents certain material information, including, among other things, certain information relating to (i) potential conflicts of interest faced by Company insiders and Piper Jaffray, (ii) the background process leading to the Merger and (iii) certain details concerning the financial analyses and valuation methodologies used by Piper Jaffray in connection with its fairness opinion. The complaint seeks (i) to preliminarily and permanently enjoin the defendants from proceeding with, consummating, or closing the Merger, unless and until the defendants disclose the information allegedly omitted from the proxy statement, (ii) in the event the defendants consummate the Merger, to rescind it and set it aside or award rescissory damages, (iii) ) to declare that the defendants violated Sections 14(a) and/or 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and (iv) the award of unspecified costs, including reasonable attorneys’ and experts’ fees, to the plaintiff.
The Company and the director defendants deny the allegations, believe that each of the above-referenced lawsuits is wholly without merit, and intend to vigorously defend these actions, as necessary. The Company believes that no additional disclosure is required to supplement any of the disclosures contained in the Company’s definitive proxy materials disseminated to holders of record of the Company’s common stock to enable such holders to make a fully informed voting decision whether to adopt the Merger Agreement. As such, the Company has made no accruals for these matters. However, to eliminate certain administrative burdens, unnecessary Company expenses and uncertainties inherent in any pending litigation, the Company has voluntarily made certain additional disclosures set forth in response to plaintiffs’ claims and allegations as referenced in the Company’s Form 8-K filed on October 29, 2018.
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
Pending Merger with Cava Group
On August 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cava Group, Inc. ("Cava") and Pita Merger Sub Inc., a wholly owned subsidiary of Cava (“Merger Sub”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, the Company will be acquired by Cava, a fast-growing Mediterranean culinary brand with 66 restaurants, by means of a merger of Merger Sub with and in to the Company (the "Merger"), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Cava. The combined companies will have 330 restaurants in 24 states throughout the U.S. Under the terms of the agreement, Zoës Kitchen shareholders will receive $12.75 in cash for each share of common stock they hold on the transaction closing date. The acquisition of Zoës Kitchen will be financed through a significant equity investment in Cava led by Act III Holdings, the investment vehicle created by Ron Shaich, founder, chairman, and former CEO of Panera Bread, and funds advised by The Invus Group, with participation from certain other existing investors in Cava. The obligation of the parties to consummate the acquisition is subject to customary closing conditions including the approval of the transaction by the Company stockholders at a special meeting of stockholders and the absence of legal restraints and prohibitions against the transaction, among other conditions. Additional information about the Merger Agreement is set forth in the Company's Current Report on Form 8-K filed with the SEC on August 20, 2018 and Definitive Proxy Statement filed with the SEC on October 9, 2018 (the "Proxy Statement") and the addendum to the Proxy Statement filed with the SEC on October 29, 2018.
Growth Strategies and Outlook
We have expanded our restaurant base from 21 restaurants in seven states in 2008 to 263 restaurants in 20 states as of October 1, 2018, including two franchise restaurants. We opened 22 Company-owned restaurants during the forty weeks ended October 1, 2018. We plan to open 23 restaurants in fiscal year 2018, including the restaurants opened in the forty weeks ended October 1, 2018.
During 2017 and continuing into 2018, the Company as well as the restaurant industry has faced challenges that have negatively impacted financial performance. These challenges are based upon a number of factors such as increased competition, heavy discounting, increased labor costs, and the influence of technology and delivery on customer spending, among others. In the third quarter of 2018 and continuing into the fourth quarter, we experienced a deceleration in our top line trends driven in part by these factors, which has negatively impacted overall financial performance.
In response to these challenges, we have undertaken a number of significant initiatives which we expect to help us drive sales and customer traffic, to improve the guest experience in our restaurants and to reduce current and future operating expenses.
To build sales, we are continuing to innovate our menu, make investments in technology to improve our digital commerce capabilities, and invest in our capabilities to meet growing off-premise demand through delivery and catering. We are also focused on improving our overall guest experience through continued training and development of our restaurant teams and investing in operational initiatives aimed at improving efficiencies and reducing operating complexity.
We are also taking steps to reduce current and future operating costs. We continue to evaluate our current real estate portfolio for under-performing restaurants. In the forty weeks ended October 1, 2018, we recognized a non-cash asset impairment loss of $16.3 million related to underperforming stores and $0.2 million related to store closures. We also expect to close 4 more locations by the end of fiscal 2018 and are actively evaluating closure options on 5 more locations. For fiscal year 2019, we have limited our new restaurant development to 10 locations.
We have also reduced general and administrative expenses, incurring $0.2M in severance related charges in the forty weeks ended October 1, 2018. Where appropriate, we will reallocate a portion of this reduced G&A towards sales driving tactics and increasing marketing investments, which we believe will increase brand awareness and add to our transaction volume.
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
Comparable Restaurant Sales Growth
Comparable restaurant sales refers to year-over-year sales comparisons for the comparable Company-owned restaurant base. We define the comparable restaurant base to include those restaurants open for 18 fiscal periods or longer. Each fiscal period consists of 28 days. As of October 1, 2018 and October 2, 2017, there were 211 and 178 restaurants, respectively, in our comparable Company-owned restaurant base. This measure highlights performance of existing restaurants, as the impact of new Company-owned restaurant openings is excluded.
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
The following table shows the growth in our Company-owned and franchise restaurant base:

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
Company-owned Restaurant Base
Beginning of period	256	224	240	201
Openings	6	11	22	34
Closings	(1)	—	(1)	—
Restaurants at end of period	261	235	261	235
Franchise Restaurant Base
Beginning of period	2	3	3	3
Closings	—	—	(1)	—
Restaurants at end of period	2	3	2	3
Total restaurants	263	238	263	238

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017
Revenue:
Restaurant sales	100.0%	99.9%	100.0%	99.9%
Royalty fees	0.0%	0.1%	0.0%	0.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization) (1):
Cost of sales	30.6%	29.5%	29.7%	29.4%
Labor	32.3%	30.1%	31.8%	29.9%
Store operating expenses	23.2%	21.6%	22.8%	21.5%
General and administrative expenses	12.7%	9.9%	11.5%	10.2%
Depreciation	6.0%	5.8%	6.1%	5.6%
Amortization	0.3%	0.4%	0.3%	0.5%
Pre-opening costs	0.3%	0.7%	0.4%	0.8%
Impairment loss	—%	—%	6.2%	—%
Casualty loss	—%	0.2%	—	0.1%
Loss from disposal of equipment	0.1%	0.2%	0.1%	0.5%
Total operating expenses	105.3%	98.4%	109.0%	98.3%
Income (loss) from operations	(5.3)%	1.6%	(9.0)%	1.7%
Other income and expenses:
Interest expense, net	1.6%	1.4%	1.6%	1.4%
Other income	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Total other income and expenses	1.6%	1.4%	1.5%	1.4%
Income (loss) before provision for income taxes	(6.9)%	0.2%	(10.5)%	0.3%
Provision (benefit) for income taxes	(1.9)%	(0.1)%	(0.5)%	(0.1)%
Net income (loss)	(5.0)%	0.3%	(10.0)%	0.4%

(1) As a percentage of restaurant sales.

Twelve weeks ended October 1, 2018 compared to Twelve weeks ended October 2, 2017
The following table presents selected consolidated comparative results of operations from our unaudited condensed consolidated financial statements for the twelve weeks ended October 1, 2018 compared to the twelve weeks ended October 2, 2017:

	Twelve Weeks Ended

	October 1, 2018	October 2, 2017	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$78,861	$77,808	$1,053	1.4%
Royalty fees	39	45	$(6)	(13.3)%
Total revenue	78,900	77,853	1,047	1.3%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	24,113	22,990	1,123	4.9%
Labor	25,463	23,396	2,067	8.8%
Store operating expenses	18,278	16,817	1,461	8.7%
General and administrative expenses	10,006	7,723	2,283	29.6%
Depreciation	4,697	4,495	202	4.5%
Amortization	234	328	(94)	(28.7)%
Pre-opening costs	206	583	(377)	(64.7)%
Casualty loss	—	133	(133)	(100.0)%
Loss from disposal of equipment	116	132	(16)	(12.1)%
Total operating expenses	83,113	76,597	6,516	8.5%
Income (loss) from operations	(4,213)	1,256	(5,469)	*
Other income and expenses:
Interest expense, net	1,261	1,093	168	15.4%
Other income	(20)	(21)	1	(4.8)%
Total other income and expenses	1,241	1,072	169	15.8%
Income (loss) before provision for income taxes	(5,454)	184	(5,638)	*
Provision (benefit) for income taxes	(1,530)	(86)	(1,444)	1,679.1%
Net income (loss)	$(3,924)	$270	$(4,194)	*

* Not meaningful
Restaurant sales.    The following table summarizes the growth in restaurant sales from the twelve weeks ended October 2, 2017 to the twelve weeks ended October 1, 2018 (in thousands):

Net Sales
Restaurant sales for the twelve weeks ended October 2, 2017	$77,808
Incremental restaurant sales increase due to:
Comparable restaurant sales	(5,464)
Restaurants not in comparable restaurant base	6,517
Restaurant sales for the twelve weeks ended October 1, 2018	$78,861

Restaurant sales increased by $1.1 million, or 1.4%, in the twelve weeks ended October 1, 2018 compared to the twelve weeks ended October 2, 2017. Restaurants not in the comparable restaurant base and other sales accounted for $6.5 million of this increase. Comparable restaurant sales decreased $5.5 million, or 7.6%, in the twelve weeks ended October 1, 2018, comprised primarily of a 8.8% decrease in transactions and product mix offset by a 1.2% increase in price.
Royalty fees.    Royalty fees remained flat in the twelve weeks ended October 1, 2018 compared to the twelve weeks ended October 2, 2017.
Cost of sales.    Cost of sales increased $1.1 million in the twelve weeks ended October 1, 2018 compared to the twelve weeks ended October 2, 2017, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales increased from 29.5% in the twelve weeks ended October 2, 2017 to 30.6% in the twelve weeks ended October 1, 2018. This increase was primarily driven by higher costs in produce, frozen goods and paper products partially offset by lower costs in poultry.
Labor.    Labor increased by $2.1 million in the twelve weeks ended October 1, 2018 compared to the twelve weeks ended October 2, 2017, due primarily to opening 27 new Company-owned restaurants. As a percentage of restaurant sales, labor increased from 30.1% in the twelve weeks ended October 2, 2017 to 32.3% in the twelve weeks ended October 1, 2018. The increase was primarily driven by the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes, as well as an increase in wage rates, and deleverage of fixed costs from negative comparable restaurant sales.
Store operating expenses.    Store operating expenses increased by $1.5 million in the twelve weeks ended October 1, 2018 compared to the twelve weeks ended October 2, 2017, due primarily to opening 27 new Company-owned restaurants. As a percentage of restaurant sales, store operating expense increased from 21.6% in the twelve weeks ended October 2, 2017 to 23.2% in the twelve weeks ended October 1, 2018. This increase was primarily attributable to the dilutive effect on margins from our newest restaurants, which, on average, initially operate at less than system-wide average sales volumes, as well as increased costs related to marketing and utilities, and deleverage of fixed costs from negative comparable restaurant sales.
General and administrative expenses.    General and administrative expenses increased by $2.3 million in the twelve weeks ended October 1, 2018 compared to the twelve weeks ended October 2, 2017. As a percentage of revenue, general and administrative expenses increased from 9.9% in the twelve weeks ended October 2, 2017 to 12.7% in the twelve weeks ended October 1, 2018. The increase was primarily driven by $2.0 million of accrued costs from the pending merger.
Depreciation.    Depreciation increased by $0.2 million in the twelve weeks ended October 1, 2018 compared to the twelve weeks ended October 2, 2017, due primarily to opening 27 new Company-owned restaurants. As a percentage of revenue, depreciation increased from 5.8% in the twelve weeks ended October 2, 2017 to 6.0% in the twelve weeks ended October 1, 2018, primarily due to corporate and in-store technology investments which typically have shorter useful lives.
Amortization.    Amortization decreased by $0.1 million in the twelve weeks ended October 1, 2018 compared to the twelve weeks ended October 2, 2017. The decrease was due to certain intangible assets becoming fully amortized in the prior year.
Pre-opening costs.    Pre-opening costs decreased $0.4 million in the twelve weeks ended October 1, 2018 compared to the twelve weeks ended October 2, 2017. As a percent of revenue, pre-opening costs decreased from 0.7% in the twelve weeks ended October 2, 2017 to 0.3% in the twelve weeks ended October 1, 2018, primarily due to fewer store openings.
Interest expense.    Interest expense increased by $0.2 million in the twelve weeks ended October 1, 2018 compared to the twelve weeks ended October 2, 2017, due primarily to increased interest from deemed landlord financing and increased borrowings under our 2017 Credit Facility.

Provision (benefit) for income taxes.    Benefit for income taxes was $1.5 million for the twelve weeks ended October 1, 2018 compared to $0.1 million for the twelve weeks ended October 2, 2017. Our tax expense for the year typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.

Forty Weeks Ended October 1, 2018 compared to Forty Weeks Ended October 2, 2017
The following table presents selected consolidated comparative results of operations from our unaudited condensed consolidated financial statements for the forty weeks ended October 1, 2018 compared to the forty weeks ended October 2, 2017:

	Forty Weeks Ended

	October 1, 2018	October 2, 2017	Increase / (Decrease)
			Dollars	Percentage

	(Dollars in thousands)
Consolidated Statement of Operations Data:
Revenue:
Restaurant sales	$262,448	$242,573	$19,875	8.2%
Royalty fees	125	146	(21)	(14.4)%
Total revenue	262,573	242,719	19,854	8.2%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	78,067	71,277	6,790	9.5%
Labor	83,436	72,461	10,975	15.1%
Store operating expenses	59,787	52,108	7,679	14.7%
General and administrative expenses	30,298	24,832	5,466	22.0%
Depreciation	15,927	13,708	2,219	16.2%
Amortization	830	1,167	(337)	(28.9)%
Pre-opening costs	1,039	1,829	(790)	(43.2)%
Impairment loss	16,313	—	16,313	*
Casualty loss	—	133	(133)	(100.0)%
Loss from disposal of equipment	385	1,139	(754)	(66.2)%
Total operating expenses	286,082	238,654	47,428	19.9%
Income (loss) from operations	(23,509)	4,065	(27,574)	(678.3)%
Other income and expenses:
Interest expense, net	4,128	3,479	649	18.7%
Other income	(78)	(70)	(8)	11.4%
Total other income and expenses	4,050	3,409	641	18.8%
Income (loss) before provision for income taxes	(27,559)	656	(28,215)	*
Provision (benefit) for income taxes	(1,243)	(212)	(1,031)	486.3%
Net income (loss)	$(26,316)	$868	$(27,184)	*

* Not meaningful
Restaurant sales.    The following table summarizes the growth in restaurant sales from the forty weeks ended October 2, 2017 to the forty weeks ended October 1, 2018 (in thousands):

Net Sales
Restaurant sales for the forty weeks ended October 2, 2017	$242,573
Incremental restaurant sales increase due to:
Comparable restaurant sales	(9,225)
Restaurants not in comparable restaurant base	29,100
Restaurant sales for the forty weeks ended October 1, 2018	$262,448

Restaurant sales increased by $19.9 million, or 8.2%, in the forty weeks ended October 1, 2018 compared to the forty weeks ended October 2, 2017. Restaurants not in the comparable restaurant base and other sales accounted for $29.1 million of this increase. Comparable restaurant sales decreased $9.2 million, or 4.0%, in the forty weeks ended October 1, 2018, comprised primarily of a 5.7% decrease in transactions and product mix offset by a 1.7% increase in price.
Royalty fees.    Royalty fees remained flat in the forty weeks ended October 1, 2018 compared to the forty weeks ended October 2, 2017.
Cost of sales.    Cost of sales increased $6.8 million in the forty weeks ended October 1, 2018 compared to the forty weeks ended October 2, 2017, due primarily to the increase in restaurant sales. As a percentage of restaurant sales, cost of sales increased from 29.4% in the forty weeks ended October 2, 2017 to 29.7% in the forty weeks ended October 1, 2018. This increase was primarily driven by higher costs produce, paper products, refrigerated goods and frozen goods partially offset by lower costs in poultry.
Labor.    Labor increased by $11.0 million in the forty weeks ended October 1, 2018 compared to the forty weeks ended October 2, 2017, due primarily to opening 27 new Company-owned restaurants. As a percentage of restaurant sales, labor increased from 29.9% in the forty weeks ended October 2, 2017 to 31.8% in the forty weeks ended October 1, 2018. The increase was primarily driven by the dilutive effect on margins from our newest restaurants which, on average, initially operate at less than system-wide average sales volumes, as well as an increase in wage rates, and deleverage of fixed costs from negative comparable restaurant sales.
Store operating expenses.    Store operating expenses increased by $7.7 million in the forty weeks ended October 1, 2018 compared to the forty weeks ended October 2, 2017, due primarily to opening 27 new Company-owned restaurants. As a percentage of restaurant sales, store operating expense increased from 21.5% in the forty weeks ended October 2, 2017 to 22.8% in the forty weeks ended October 1, 2018. This increase was primarily attributable to the dilutive effect on margins from our newest restaurants, which, on average, initially operate at less than system-wide average sales volumes, as well as increased costs related to marketing and utilities, and deleverage of fixed costs from negative comparable restaurant sales.
General and administrative expenses.    General and administrative expenses increased by $5.5 million in the forty weeks ended October 1, 2018 compared to the forty weeks ended October 2, 2017. As a percentage of revenue, general and administrative expenses increased from 10.2% in the forty weeks ended October 2, 2017 to 11.5% in the forty weeks ended October 1, 2018. The increase was primarily driven by $2.0 million of accrued costs from the pending merger as well as increased marketing spend.
Depreciation.    Depreciation increased by $2.2 million in the forty weeks ended October 1, 2018 compared to the forty weeks ended October 2, 2017, due primarily to opening 27 new Company-owned restaurants. As a percentage of revenue, depreciation increased from 5.6% in the forty weeks ended October 2, 2017 to 6.1% in the forty weeks ended October 1, 2018 primarily due to corporate and in-store technology investments which typically have shorter useful lives.
Amortization.    Amortization decreased by $0.3 million in the forty weeks ended October 1, 2018 compared to the forty weeks ended October 2, 2017. The decrease was due to certain intangible assets becoming fully amortized in the prior year.
Pre-opening costs.    Pre-opening costs decreased $0.8 million in the forty weeks ended October 1, 2018 compared to the forty weeks ended October 2, 2017. As a percent of revenue, pre-opening costs decreased from 0.8% in the forty weeks ended October 2, 2017 to 0.4% in the forty weeks ended October 1, 2018, primarily due to fewer store openings.
Interest expense.    Interest expense increased by $0.6 million in the forty weeks ended October 1, 2018 compared to the forty weeks ended October 2, 2017, due primarily to increased interest from deemed landlord financing and increased borrowings under our 2017 Credit Facility.
Impairment loss. During the forty weeks ended October 1, 2018 we recognized impairment charges on long-lived assets of $16.3 million related to 30 under-performing restaurants.

Provision (benefit) for income taxes.    Benefit for income taxes was $1.2 million for the forty weeks ended October 1, 2018 compared to $0.2 million for the forty weeks ended October 2, 2017. Our tax expense for the year typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.
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

The following table reconciles income (loss) from operations, which is a GAAP financial measure, to restaurant contribution and restaurant contribution margin:

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017

	(Dollars in thousands)
Restaurant Contribution:
Income (loss) from operations	$(4,213)	$1,256	$(23,509)	$4,065
Less:
Royalty fees	39	45	125	146
Add:
General and administrative expenses	10,006	7,723	30,298	24,832
Depreciation and amortization	4,931	4,823	16,757	14,875
Pre-opening costs(1)	206	583	1,039	1,829
Impairment loss	—	—	16,313	—
Casualty loss(2)	—	133	—	133
Loss from disposal of equipment	116	132	385	1,139
Restaurant Contribution	$11,007	$14,605	$41,158	$46,727

Total revenue	$78,900	$77,853	$262,573	$242,719
Less: Royalty fees	39	45	125	146
Restaurant sales	$78,861	$77,808	$262,448	$242,573

Restaurant contribution margin	14.0%	18.8%	15.7%	19.3%

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
We define Adjusted EBITDA as EBITDA plus pre-opening costs, impairment loss, casualty loss, restructuring costs, merger costs and loss from disposal of equipment. EBITDA and Adjusted EBITDA are intended as a supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
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
The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2018	October 2, 2017	October 1, 2018	October 2, 2017

	(in thousands)
Adjusted EBITDA:
Net income (loss), as reported	$(3,924)	$270	$(26,316)	$868
Depreciation and amortization	4,931	4,823	16,757	14,875
Interest expense, net	1,261	1,093	4,128	3,479
Provision (benefit) for income taxes	(1,530)	(86)	(1,243)	(212)
EBITDA	738	6,100	(6,674)	19,010
Pre-opening costs(1)	206	583	1,039	1,829
Impairment loss	—	—	16,313	—
Casualty loss (2)	—	133	—	133
Restructuring costs (3)	132	—	453	—
Merger costs (4)	2,041	—	2,041	—
Loss from disposal of equipment	116	132	385	1,139
Adjusted EBITDA	$3,233	$6,948	$13,557	$22,111

(1) Represents expenses directly associated with the opening of new restaurants that are incurred prior to opening, including pre-opening rent.
(2) Represents expenses and write off of assets associated with stores in Texas and Florida affected by Hurricanes Harvey and Irma.
(3) Represents expenses associated with cash severance and store closure related costs.
(4) Represents legal, banking and other consulting expenses associated with the pending merger with Cava.

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
We had negative working capital of $9.5 million as of October 1, 2018 compared to negative working capital of $11.3 million as of December 25, 2017. The improvement in negative working capital resulted primarily from draws on our 2017 Credit Facility as well as timing of annual invoices reflected in prepaid expenses. We believe that cash and cash equivalents, expected cash flow from operations and available borrowings on our 2017 Credit Facility are adequate to fund our operating lease obligations, capital expenditures and working capital obligations for the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully.
The following table summarizes consolidated cash flow data for the periods indicated:

	Forty Weeks Ended
	October 1, 2018	October 2, 2017

	(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$13,148	$25,469
Net cash used in investing activities	(20,950)	(39,333)
Net cash provided by financing activities	8,097	12,947
Cash Flows Provided by Operating Activities
Net cash provided by operating activities decreased to $13.1 million for the forty weeks ended October 1, 2018 from $25.5 million for the forty weeks ended October 2, 2017. Net cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, and the net change in operating assets and liabilities.
Net cash provided by operating activities for the forty weeks ended October 1, 2018 consisted primarily of net income adjusted for non-cash expenses and increases in deferred rent offset by an increase in prepaid expenses and other. The increase in deferred rent is related to new store openings. The increase in prepaid expenses and other is primarily related to the timing of several annual corporate invoices and prepaid rent.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased to $21.0 million for the forty weeks ended October 1, 2018 from $39.3 million for the forty weeks ended October 2, 2017. The decrease was primarily due to opening fewer stores in 2018 compared to 2017.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities decreased to $8.1 million for the forty weeks ended October 1, 2018 from $12.9 million for the forty weeks ended October 2, 2017, primarily due to less borrowings under our 2017 Credit Facility in the current year.

Credit Facility
On November 7, 2017, we entered into the 2017 Credit Facility with JPMorganChase Bank, National Association as administrative agent. The 2017 Credit Facility consists of a revolving loan commitment in the aggregate amount of $50.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $25.0 million. The 2017 Credit Facility has a five year term and matures on November 7, 2022. As of October 1, 2018, we had $20.5 million of indebtedness under the 2017 Credit Facility.
Off-Balance Sheet Arrangements
As of October 1, 2018, we did not have any off-balance sheet arrangements.
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
We believe our critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable. Our critical accounting polices and estimates are described in our annual consolidated financial statements and the related notes in our 2017 Form 10-K. Including consideration of adopting the new revenue recognition and cash flow standards, there have been no material changes affecting our critical accounting policies and estimates for the twelve weeks ended October 1, 2018.

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

Item 4. Controls and Procedures
As of October 1, 2018, the Company's management carried out an evaluation with the participation of Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective to provide reasonable assurance that the information we are required to file under the Exchange Act is recorded and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in internal control over financial reporting during the quarter ended October 1, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 10, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 25, 2017, with the exception of the following:
The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations.
Uncertainty about the effect of the proposed Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the proposed Merger is completed.  These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed Merger:

•	the impairment of our ability to attract, retain, and motivate our employees, including key personnel;

•	the diversion of significant management time and resources towards the completion of the proposed Merger;

•	difficulties maintaining relationships with customers, suppliers, and other business partners;

•	delays or deferments of certain business decisions by our customers, suppliers, and other business partners;

•
the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Merger;

•	litigation relating to the proposed Merger and the costs related thereto; and

•	the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger.
Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.
There can be no assurance that the proposed Merger be consummated. The consummation of the proposed Merger is subject to customary closing conditions, including, among other things, the approval of the Merger Agreement and the Merger by the Company’s stockholders at a special meeting of stockholders convened for such purpose and the absence of legal restraints and prohibitions against the Merger and the other transactions contemplated by the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct to the extent specified in the Merger Agreement, the other party having performed in all material respects its obligations under the Merger Agreement and, in the case of Cava and Merger Sub, the Company not having suffered a material adverse effect (as defined in the Merger Agreement).There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.
The Merger Agreement also provides that the Merger Agreement may be terminated by us or Cava under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay Cava a termination fee of $8.5 million. If we are required to make this payment, doing so may materially adversely affect our business, financial condition and results of operations.
There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Cava or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the proposed Merger. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event of a failed transaction. In addition, if the proposed Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $12.75 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed.  Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the proposed Merger is not completed. Many of these fees and costs will be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.
Item 2. Unregistered Sales of Equity and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
2.1+
Agreement and Plan of Merger, dated as of August 16, 2018, by and among Zoe's Kitchen, Inc., Cava Group, Inc. and Pita Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on August 20, 2018)

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

+ The exhibits and schedules to the Agreement and Plan of Merger have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the SEC upon request.

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

Date: November 13, 2018

ZOE'S KITCHEN, INC.

By:	/s/ Kevin Miles
Name: Kevin Miles
Title: President and Chief Executive Officer

By:	/s/ Sunil Doshi
Name: Sunil Doshi
Title: Chief Financial Officer